Form 10-K
period 2017-03-31
Modern Media Acquisition Corp.
filed 2017-06-29
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT Pursuant TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

001-38092

(Commission File Number)

MODERN MEDIA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1277598
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1180 Peachtree Street, N.E. Suite 2400 Atlanta, GA	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 443-1182

None

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of common stock, one right and one-half of one warrant	Nasdaq Capital Market
Common stock, par value $0.0001 per share	Nasdaq Capital Market
Rights, each exchangeable into one-tenth of one share of common stock	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and an “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☒    NO  ☐

The Registrant was not a public company as of September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date.

As of June 20, 2017, there were 25,875,000 shares of the Company’s common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference:

None.

-i-

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Modern Media Acquisition Corp., a blank check company incorporated in Delaware. References to our “sponsor” refer to Modern Media Sponsor, LLC, a Delaware limited liability company. References to “Macquarie” or “Macquarie Capital” refer to Macquarie Capital (USA), Inc., an affiliate of our sponsor. References to our “IPO” refer to the initial public offering of Modern Media Acquisition Corp., which closed on May 17, 2017 (the “IPO Closing Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward looking statements” for purposes of the federal securities laws. Forward-looking statements are statements other than historical fact, and may include statements regarding the Company’s expectations, beliefs, intentions or strategies regarding future actions or events. Forward-looking statements are based on the Company’s current expectations and beliefs concerning potential future developments and events, and their potential effects on the Company. There can be no assurance that any such future developments or events affecting the Company will be those that is has anticipated. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Company’s control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including those set forth under the heading “Risk Factors” elsewhere in this Annual Report on Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

PART I.

Item 1. Business.

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination (described below) with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On June 9, 2014 and prior to our conversion from a Delaware limited liability company to a Delaware corporation on January 3, 2017 (our “Conversion”), an affiliate of our sponsor (“MIHI”) purchased 100 of our common units for an aggregate purchase price of $25,000. Prior to this initial investment, we had no assets, tangible or intangible. In conjunction with, and effective upon, the Conversion: (i) our name was changed from M Acquisition Company I LLC to Modern Media Acquisition Corp.; (ii) our 100 common units were converted into 100 shares of our common stock; and (iii) our 100 shares of common stock were contributed by MIHI to our sponsor. On February 15, 2017, we completed a 71,875 to one split of our common stock (the “Stock Split”). Our sponsor subsequently sold certain of such shares to certain of our officers and/or directors (such stockholders, including our sponsor, the “initial stockholders”) and separately surrendered 2,875,000 of its shares to us for no consideration. On May 11, 2017, we declared and paid to our stockholders a stock dividend of approximately 0.20475 shares for each share then held. As a result thereof, the total number of shares outstanding increased from 4,312,500 to 5,175,000 and the number of shares held by our sponsor increased from 4,212,500 to 5,075,000 (such outstanding shares prior to the completion of the IPO, the “founder shares”). All other stockholders surrendered to us for no consideration the shares received by them pursuant to the stock dividend.

On May 17, 2017, we consummated our IPO of 20,700,000 units (“units” and, with respect to the common stock included in the units offered, the “public shares”) of the Company, which included the underwriters’ full exercise of their over-allotment option. Each unit had an initial public offering price of $10.00 and consisted of one share of our common stock, one right and one-half of one warrant (each, a “public warrant”). Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of our initial business combination, as described in more detail in the final prospectus filed with the Securities and Exchange Commission (the “SEC”) on the IPO Closing Date (the “Prospectus”). Each whole warrant entitles the holder thereof to purchase one share of our common stock at a price of $11.50 per share, subject to certain adjustments, and only whole warrants are exercisable. Gross proceeds to us from the IPO totaled $207,000,000.

Simultaneously with the closing of the IPO, our sponsor purchased an aggregate of 7,320,000 warrants (each, a “private placement warrant”) at a price of $1.00 per warrant, in a private placement. Each private placement warrant is exercisable to purchase one share of our common stock at $11.50 per share, subject to certain adjustments.

IPO transaction costs amounted to $12,309,271, consisting of $3,600,000 of underwriting fees, $7,785,000 of deferred underwriting fees payable (referred to as “deferred underwriting commissions”) (which are held in the trust account (defined below)) and $924,271 of IPO costs. As of the IPO Closing Date, $923,139 of cash was held outside of the trust account and was available for working capital purposes.

Following the closing of the IPO, $209,070,000 ($10.10 per unit) of the net proceeds from the sale of the units and the private placement warrants was placed in a trust account (the “trust account”) and has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions under Rule 2a-7 of the Investment Company Act, and will remain in the trust account until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the trust account, as described below.

On June 2, 2017, we announced that the holders of our units may elect to separately trade the common stock, rights and warrants comprising the units commencing on June 3, 2017 on the Nasdaq Capital Market under the symbols “MMDM,” “MMDMR” and “MMDMW,” respectively. Those units not separated will continue to trade on the Nasdaq Capital Market under the symbol “MMDMU.”

Overview

We will seek to capitalize on the significant experience and contacts of our management team and our partnership with Macquarie Capital to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses. Although we may pursue our initial business combination in any business, industry or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team to identify, acquire and operate a business in the media, entertainment or marketing services industries. We intend to evaluate both private and public companies as potential initial business combination targets, focusing on opportunities that we believe would provide appropriate risk adjusted returns to stockholders. Following our initial business combination, our objective will be to implement or support the acquired company’s operating strategies in order to generate additional value for stockholders. General goals may include additional acquisitions and operational improvements.

Organizations in a number of industries are undergoing rapid transformation resulting from what we believe will be the eventual convergence of traditional media and digital media into a singular media ecosystem (the “new modern media ecosystem”). This new modern media ecosystem is expected to feature personalized and individually addressable content and advertising distributed over Internet Protocol (“IP”) across multiple platforms and screens with multiple revenue streams, including advertising, subscription and commerce. This transformation is being driven by changes in consumer behavior and technological developments that are impacting media consumption, distribution and monetization. We believe nearly every sector of the media, entertainment and marketing services industries will continue to face significant disruption to their legacy business models as they adapt to these technological shifts. We also believe that the accelerating shift to a new modern media ecosystem has created a significant opportunity for a new breed of media companies to provide innovative products and services, and provides opportunities for strategic combinations to accelerate growth and create competitive advantages. Although a number of new companies promising some of these products or services have been formed, we believe many lack the experience or strategic acumen necessary to scale and successfully operate, and navigate in the new competitive environment. We believe our management team’s distinctive background and vast network of industry leaders will be able to provide us with a differentiated opportunity to source a target, validate a potential target’s offerings, consummate a business combination with the target and help grow a large enterprise through organic growth and accretive, follow-on acquisitions.

We believe that our management team is well positioned to identify attractive businesses within the media, entertainment and marketing services industries that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination with such a business and enhance stockholder value by improving its operational performance. We believe we can achieve this objective by utilizing our management team’s extensive experience in both consummating media industry transactions and operating media companies in combination with our management team’s network of contacts in the Telecom, Media & Technology (“TMT”) sector. We believe many companies in the media industry could benefit from access to the public markets but have been unable to do so due to a number of factors, including the time it takes to conduct a traditional initial public offering, market volatility and pricing uncertainty. We intend to focus on evaluating more established companies with leading competitive positions, strong management teams and strong long-term potential for revenue growth and margin expansion.

Our President, CEO and Chairman, Lewis W. Dickey, Jr., is the former Chairman, President and CEO of Cumulus Media Inc. (“Cumulus”). Cumulus is the country’s second largest radio company, owning and operating 460 stations in 90 markets and the WestwoodOne radio network. Mr. Dickey co-founded Cumulus in 1997, and in 2000 became its Chairman and CEO. During his 19 years at Cumulus, Mr. Dickey built the company through over 150 separate transactions, growing the company from a startup to more than $1.2 billion in annual revenue and 6500 employees.

Mr. Dickey is also co-founder and chairman of DM Luxury, LLC (“DM”) which acquired Modern Luxury Media (“Modern Luxury”), a publisher of luxury lifestyle magazines, in 2010, out of receivership, for $25 million, approximately three years after it was sold for $250 million. At the time of DM’s purchase, Modern Luxury had annual losses of approximately $5 million and cash revenue of approximately $41 million. Over the last six years, DM has increased its cash revenue, becoming profitable, and we believe it is now the country’s largest regional magazine company with 67 magazines in 19 luxury markets, and it continues to expand as a premier local brand activation platform for the luxury market. Mr. Dickey’s partner in DM is an affiliate of Macquarie, which, as described below, is an affiliate of our sponsor.

In 1993, Mr. Dickey and his family bought two radio stations in Atlanta out of bankruptcy for $6.8 million. Mr. Dickey changed the programming formats of the stations, completely re-staffed them and effected a dramatic turnaround. In 2000, the Dickey family sold one of the two stations to Cox Communications for $285 million—which remains one of the highest prices ever paid for a single radio station. The family still owns and operates the remaining station under the brand name 680 The Fan, which is one of the country’s most popular pure sports talk radio stations.

Mr. Dickey is also the author of two books on media: The New Modern Media was released in the fall of 2016 and serves as an investment thesis for the rapidly evolving modern media ecosystem, and a strategic roadmap for the future of the media and advertising business; Mr. Dickey’s first book, which he wrote prior to starting Cumulus, is The Franchise—Building Radio Brands, which has been recognized as a definitive text on radio competition and strategy.

Over the course of their careers, Mr. Dickey and the other members of our management team have developed a broad network of contacts and relationships that have provided our management team with leads and referrals that have resulted in numerous acquisitions. We believe this history, and the contacts and relationships derived therefrom, will serve as a useful source for identifying potential future investment opportunities, including our initial business combination and otherwise. We believe our management team is well positioned to create value for our stockholders, and that our contacts and relationships, ranging from owners of private and public companies, private equity funds, investment bankers, attorneys, accountants and business brokers will allow us to generate attractive acquisition opportunities.

In addition to the strength of our management team, we believe our partnership with Macquarie Capital, described below, further enhances our capabilities to source, execute and scrutinize potential acquisition targets. We believe potential target companies will view the track record of Macquarie Capital with respect to deal sourcing, financing and execution capabilities, as a further positive attribute contributing to our ability to structure and complete a successful initial business combination.

Our sponsor is 50% owned by MIHI, a wholly owned subsidiary of Macquarie and a part of Macquarie Capital. Macquarie is a global provider of financial, advisory, investment and funds management services. Macquarie’s main business focus is generating returns to investors and stockholders by providing a diversified range of services to clients. Macquarie acts on behalf of institutional, corporate and retail clients and counterparties around the world. Founded in 1969, Macquarie operates in 59 office locations in 27 countries, employs approximately 13,650 people and has assets under management of over $380 billion (as of December 31, 2016).

Macquarie Capital comprises Macquarie’s advisory, capital raising and principal investing capabilities. The firm provides varied services to corporate, financial sponsor and government clients involved in mergers and acquisitions, debt and equity fund raising, corporate restructuring, project finance and public private partnerships. In the U.S., Macquarie Capital has specialist sector expertise and a comprehensive advisory and capital markets platform.

Macquarie Capital has a global TMT practice with over 50 dedicated professionals and a presence in the Americas, Europe and Asia Pacific. Macquarie’s TMT team has extensive history and credentials in the media and telecommunications sectors, making it a trusted advisor to media and telecommunications companies and investors. Since 2011, the U.S. TMT team has participated in over 115 transactions with a cumulative value of more than $37 billion.

MIHI has served as co-sponsor of two previous blank check companies that completed successful business combinations. MIHI served as co-sponsor of Terrapin 3 Acquisition Corporation (“Terrapin 3”). Terrapin 3 raised gross proceeds of $213 million in its initial public offering in July 2014. In December 2016, Terrapin 3 completed a business combination with Yatra Online, Inc. (“Yatra”), a leading Indian online travel agency and travel search engine. Yatra trades on NASDAQ under the symbol “YTRA.”

MIHI also served as co-sponsor of Hydra Industries Acquisition Corp. Hydra Industries Acquisition Corp. raised gross proceeds of $80 million in its initial public offering in October 2014. In December 2016, Hydra Industries Acquisition Corp. completed an acquisition of Inspired Gaming Group (“Inspired”), a global games technology company supplying Virtual Sports, Mobile Gaming and server-based gaming systems with associated terminals and digital content to regulated betting and gaming operators around the world. Inspired trades on NASDAQ under the symbol “INSE.”

The past performance of the members of our management team, Macquarie or any of its affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management, Macquarie or any of its affiliates’ performance as indicative of our future performance. Only one of our directors has any past experience with any blank check companies or special purpose acquisition companies.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process is expected to leverage our management team’s broad and deep relationship network, unique media industry expertise including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

•	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;

•	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;

•	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;

•	partnering with industry-leading companies to increase sales and improve the competitive position of those companies;

•	addressing business and technological changes in an evolving global media landscape;

•	evaluating the viability of emerging business models in digital media, advertising technology and brand activation;

•	fostering relationships with sellers, capital providers and target management teams; and

•	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Since the completion of our IPO, we have begun the process of communicating with our management team’s and Macquarie Capital’s network of relationships to articulate the parameters for our search for a potential target initial business combination and begin the process of pursuing and reviewing potential opportunities.

Business Combination Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and, in evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We are using, and expect to continue to use, these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria or guidelines.

•	Focus on media, entertainment and marketing services companies positioned to compete in the new modern media ecosystem. We believe nearly every sector of the media, entertainment and marketing services industries will continue to face significant disruption to their legacy business models as they adapt to technological shifts. We are seeking a target that we believe will be positioned to compete in this new paradigm, whether the company is a traditional media company undergoing changes or a company deploying new technologies in the entertainment space, especially as digital and traditional media ecosystems continue to converge. We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the target sectors as well as Macquarie Capital’s relationships and expertise in the broader TMT space.

•	Emphasis on companies that can benefit from a public listing and greater access to capital. We are seeking a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company. In addition, we believe the accelerating shift to the new modern media ecosystem has created a significant opportunity for a new breed of media companies to provide innovative products and services. As such, we believe many companies in the new modern media ecosystem can benefit from increased access to capital.

•	Businesses with a catalyst for significantly improved financial performance. We are targeting companies where we believe that our industry expertise and relationships can be used to create opportunities for value creation, whether for acquisitions, capital investments in organic growth opportunities or in generating greater operating efficiencies. We are seeking to identify such opportunities for value creation in evaluating potential business combinations.

•	Market-leading participant with experienced and motivated management teams that may benefit from enhanced leadership and governance. We are seeking a target that has an established business and market position. While we intend to focus on technology-enabled businesses, we do not intend to seek a target that is pre-revenue or in early stages of development with unproven technologies. Additionally, we are seeking a target with an established management team. To the extent we believe it will enhance stockholder value, we would selectively supplement the existing leadership of the business with proven leaders from our network, whether at the senior management level or at the board level.

•	Middle-market businesses. We are seeking a target with an aggregate enterprise value of approximately $500 million to $1.5 billion, determined according to reasonably accepted valuation standards and methodologies. We believe targeting companies in the middle market will provide the greatest number of opportunities for investment and will maximize the collective network of our management team and Macquarie Capital.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Initial Business Combination

The rules of The NASDAQ Stock Market, LLC (“NASDAQ”) require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion.

We anticipate structuring our initial business combination so that the post transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets and liabilities of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets and liabilities of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post transaction company not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NASDAQ’s 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions.

We are not prohibited from pursuing our initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view.

Members of our management team, our sponsor and their affiliates directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a potential business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under law, and only present the opportunity to us if such other entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any of our officers and directors unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Macquarie and its affiliates engage in a broad spectrum of activities including principal investing, specialized investment vehicle management, asset management, financial advisory, securities underwriting, sales and trading, investment research, lending and other activities. In the ordinary course of business, they engage in activities where their interests or the interests of their clients may conflict with our interests. Accordingly, there may be situations in which Macquarie or an affiliate has an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Macquarie, its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by Macquarie or its affiliates that meet our initial business combination objectives. Neither Macquarie nor any of its affiliates has an obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. We will not have any priority in respect of acquisition opportunities provided or created by Macquarie or its affiliates. You should assume that Macquarie and its affiliates and clients will have priority over us in terms of access to acquisition opportunities and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Clients of Macquarie and its affiliates may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie or any of its affiliates is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s or its affiliates’ obligations to such client. In addition, investment ideas generated within Macquarie or its affiliates may be suitable for our company or a client of Macquarie or its affiliates, and may be directed to any of such persons or entities rather than to us. Macquarie or its affiliates may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its affiliates, or their obligations to the seller, may diverge from our interests.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period). Neither Macquarie nor any of its affiliates (other than our sponsor) has entered into such an agreement, and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential initial business combination opportunities. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring, financing and exiting investments and properties, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing our initial business combination with a company that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context, other than as provided below in “—Selection of a Target Business and Structuring of our Initial Business Combination.”

As more fully described elsewhere herein, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently and in the future may have fiduciary duties or contractual obligations to various entities that may present a conflict of interest. As a result of these duties and obligations, situations may arise in which business opportunities may be given to one or more of these other entities prior to being presented to us.

Status as a Public Company

We believe our status as a public company will make us an attractive business combination partner to target businesses. As an existing public company, we will be able to offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective process to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay the offering or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for a business combination initially in the amount of $201,285,000 assuming no redemptions and after payment of $7,785,000 of deferred underwriting commissions), we believe we have the ability to offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we will be able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we will have the flexibility to use an efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We anticipate that additional potential target initial business combination candidates will be brought to our attention from our officers, directors, and sponsor, as well as various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Potential initial business combination targets may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to potential initial business combination targets in which they think we may be interested on an unsolicited basis, since many of these sources will have read our Prospectus relating to the IPO and know what types of businesses we are targeting. Macquarie Capital is continuously made aware of potential business opportunities, one or more of which we may desire to pursue, for a potential initial business combination.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

NASDAQ rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which the post transaction company in which our public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for the post transaction company not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We have granted Macquarie a right of first refusal for a period of 36 months from the IPO Closing Date to provide to us certain financial advisory, underwriting, capital raising, and other services for which it may receive fees.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to numerous, and possibly negative, economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination;

•	prevent us from benefitting from the possible spreading of risks or off-setting of losses; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team; Existing and Future Management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary knowledge, skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of our officers will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite knowledge, skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we would issue common stock that will be equal to or in excess of 20% of the number of shares of common stock then outstanding (other than in a public offering);

•	any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, other initial stockholders, directors, executive officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market prior to the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which will require insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it may be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, other initial stockholders, directors, executive officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases may be to: (i) vote such public shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination; (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met; or (iii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it more difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, other initial stockholders, directors, executive officers, advisors or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, other initial stockholders, directors, executive officers, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our furnishing of proxy materials in connection with our initial business combination. To the extent that our sponsor, other initial stockholders, directors, executive officers, advisors or any of their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our proposed initial business combination. Our initial stockholders, sponsor, executive officers, directors, advisors or any of their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor or its affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, other initial stockholders, directors, executive officers, advisors or any of their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of our initial business combination, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be $10.10 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either: (i) in connection with a stockholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our second amended and restated certificate of incorporation would typically require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law and stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our second amended and restated certificate of incorporation:

•	conduct redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval of our initial business combination, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of capital stock representing a majority of all of our issued and outstanding shares of capital stock entitled to vote at such meeting. Shares held by our initial stockholders, directors and officers will count towards this quorum. Our initial stockholders have agreed to vote all of their founder shares and any public shares purchased in favor of our initial business combination. Our other directors and officers also have agreed to vote in favor of our initial business combination with respect to any public shares acquired by them. These voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against a proposed initial business combination or vote at all. In addition, our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of a business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them.

Our second amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, any proposed agreement relating to our initial business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we would not be able to complete the business combination or redeem any such shares, and all shares of common stock submitted for redemption would be returned to the holders thereof.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our second amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct a redemption pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 under the Exchange Act to purchase shares of our common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, our second amended and restated certificate of incorporation provides that if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe the restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the IPO could threaten to exercise its redemption rights against a business combination if such holder’s shares were not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in the IPO, we believe we will limit the ability of a small group of such stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date to be set forth in the tender offer documents or proxy materials we will furnish to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we furnish our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date to be set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable.

Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we would promptly return any certificates delivered by public holders who elected to redeem their shares.

If any proposed initial business combination is not completed, we may continue to try to complete our initial business combination with a different target until 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period) to complete our initial business combination. If we are unable to complete our business combination within such 18-month period (or 21 month period, as applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period (or 21 month period, as applicable).

Our initial stockholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period). However, if our initial stockholders or other members of our management team acquire public shares now or in the future, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period (or 21 month period, as applicable).

The underwriters in our IPO have agreed to waive their rights to their deferred underwriting commissions being held in the trust account in the event we do not complete our initial business combination within 18 months from the IPO Closing Date (or 21 months, as applicable) and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our shares of common stock.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the IPO Closing Date (or 21 months, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Prior to acquiring any securities from our initial stockholders, directors or officers, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restrictions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $923,000 of proceeds held outside the trust account as of June 20, 2017, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our executive officers will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our executive officers believe that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where executive officers are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.10 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our sponsor would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (i) $10.10 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.10 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of June 20, 2017 we had access to up to approximately $923,000 of the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the IPO Closing Date (or 21st month, as applicable) in the event that we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months from the IPO Closing Date (or 21 months, as applicable), is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination within 18 months from the IPO Closing Date (or 21 months, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income earned on the trust account (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within 18 months from the IPO Closing Date (or 21 months, as applicable) or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Second Amended and Restated Certificate of Incorporation

Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the completion of our initial business combination. If we seek to amend any provisions of our second amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they currently have or may acquire in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

•	prior to the completion of our initial business combination, we will either: (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable); or (ii) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•	we will complete our initial business combination only if we have net tangible assets of at least $5,000,001 upon such completion;

•	if our initial business combination is not completed within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period), then our existence will terminate and we will distribute all amounts in the trust account; and

•	prior to our initial business combination, we may not issue additional common stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions may not be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our second amended and restated certificate of incorporation provides that we may complete our initial business combination only if approved by a majority of the outstanding shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under law, and only present the opportunity to us if such other entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any of our officers and directors unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Macquarie and its affiliates engage in a broad spectrum of activities including principal investing, specialized investment vehicle management, asset management, financial advisory, securities underwriting, sales and trading, investment research, lending and other activities. In the ordinary course of business, they engage in activities where their interests or the interests of their clients may conflict with our interests. Accordingly, there may be situations in which Macquarie or an affiliate has an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Macquarie, its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by Macquarie or its affiliates that meet our initial business combination objectives. Neither Macquarie nor any of its affiliates has an obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. We will not have any priority in respect of acquisition opportunities provided or created by Macquarie or its affiliates. You should assume that Macquarie and its affiliates and clients will have priority over us in terms of access to acquisition opportunities and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Clients of Macquarie and its affiliates may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie or any of its affiliates is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s or its affiliate’s obligations to such client. In addition, investment ideas generated within Macquarie or its affiliates may be suitable for our company or a client of Macquarie or its affiliates, and may be directed to any of such persons or entities rather than to us. Macquarie or its affiliates may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its affiliates, or their obligations to the seller, may diverge from our interests.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the IPO Closing Date (or 21 months, as applicable). Neither Macquarie nor any of its affiliates (other than the sponsor) has entered into such an agreement and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

Indemnity

Our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.10 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for its indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. You may read and copy any materials filed by us at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information from the SEC-maintained web site (http://www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The contents of this website are not a part of, or incorporated by reference into, this filing. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by an independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential target businesses, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures beginning with, and for, the fiscal year ending March 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior September 30th; and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A. Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until completing our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Despite our management team’s experience in the media, entertainment and marketing services industries, there are no assurances that we will be successful in completing our initial business combination with a target business in any of these industries.

Despite the operational and acquisition experience of our management team, only one of our directors has had direct experience with special purpose acquisition companies. Any past performance or acquisition experience of our management team, Macquarie or any of its affiliates is not a guarantee either: (i) that we will be able to locate a suitable candidate for our initial business combination; or (ii) of any results with respect to any business combination we may complete. You should not rely on the historical record of the performance of our management team, Macquarie or any of its affiliates’ performance as indicative of our future performance.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirement or if we decide to hold a stockholder vote for business or other legal reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would be required to seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote all of their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with our initial business combination, our initial stockholders have agreed to vote all of their founder shares, as well as any public shares purchased by them, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 7,762,501 or approximately 37.5%, of the 20,700,000 public shares sold in the IPO to be voted in favor of such a transaction (assuming all outstanding shares of our common stock are voted) in order to have such initial business combination approved. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential initial business combination will be the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since we may complete our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on our initial business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) to be set forth in the tender offer documents we will furnish to our public stockholders in which we will describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into our initial business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the proposed business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, will need to structure the transaction based on our expectations as to the number of shares of common stock that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a greater number of shares of common stock are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels, or may not be possible at all. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that a potential initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your common stock.

If a potential initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful would be increased. If our initial business combination is not completed, you will not receive your pro rata portion of the amount in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your common stock in the open market; however, at such time our common stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your common stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares and liquidate.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination within 18 months from the IPO Closing Date (or 21 months, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor is a newly formed alliance between MIHI and Modern Media, LLC, an entity that is wholly owned by Mr. Dickey, and you have no basis upon which to evaluate our ability to achieve our business objectives.

Our sponsor is a newly formed alliance between MIHI and Modern Media, LLC, an entity that is wholly owned by Mr. Dickey, who have not previously cooperated with one another on a blank check company and this may be considered a first-time alliance in a sponsor. As a result, you have no basis upon which to evaluate their ability to work together. There may be increased risk if unanticipated disagreements within the sponsor develop. In that case, we may be unable to complete our initial business combination for reasons, including, but not limited to, an inability to agree on: an appropriate target, terms suitable to the target’s controlling investors, the composition of the management team, or appropriate financing strategies to accomplish the initial business combination.

If we seek stockholder approval of our initial business combination, our sponsor, other initial stockholders, directors, officers, advisors or any of their affiliates may elect to purchase public shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, other initial stockholders, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination; (ii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period), subject to applicable law and as further described herein; and (iii) the redemption of our public shares properly submitted in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not completed our initial business combination within 18 months from the IPO Closing Date (or 21 months, as applicable). In addition, if our plan to redeem our public shares if we are unable to complete our initial business combination within the allotted time period is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the allotted time period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our units, common stock, rights, and warrants are listed and trade individually on NASDAQ. We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders).

Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, you could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our public shares are “penny stock” which will require brokers trading in our public shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; and

•	a limited amount of news and analyst coverage, any of which could inhibit your ability to sell your public shares at an acceptable price or on a timely basis. In addition, we could face a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, common stock, rights and public warrants qualify as covered securities under such statute. Although states are preempted from regulating the sale of our securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if our securities were no longer listed on NASDAQ, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, we would be prohibited from releasing any interest earned on the funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, you will lose the ability to redeem all such shares in excess of 20% of our common stock.

Our second amended and restated certificate of incorporation provides that if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A stockholder’s inability to redeem its Excess Shares will reduce its influence over our ability to complete our initial business combination and such stockholder could suffer a material loss on its investment in us if it sells its Excess Shares in open market transactions. Additionally, such stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, such stockholder will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell its shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share, or possibly less than $10.10 per share, on our redemption, and our rights and warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. In particular, although our management team has substantial experience in the media, entertainment and marketing services industries, such industries are highly competitive, and we may be unable to complete a business combination with a target in any such industries. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed, the resources available to us for our initial business combination will be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share, or possibly less than $10.10 per share, on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the IPO Closing Date (or 21 months, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 18 months following the IPO Closing Date (or 21 months, as applicable), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until 18 months from the IPO Closing Date (or 21 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share, or possibly less than $10.10 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

If the funds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds from our IPO and the sale of the private placement warrants, as of June 20, 2017 only approximately $923,000 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we may need to sell dilutive equity securities, or would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Other than as set forth herein, none of our sponsor, members of our management team or any of their affiliates is under any obligation to loan funds to us. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.10 per share, or possibly less than $10.10 per share, on our redemption of our public shares and our rights and warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate effect on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our executive officers will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our executive officers believe that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our executive officers are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.10 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for its indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.10 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (i) $10.10 per public share; or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by public stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the IPO Closing Date (or 21st month, as applicable) in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL will require us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the IPO Closing Date (or 21 months, as applicable) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share, or possibly less than $10.10 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may not hold an annual meeting of stockholders until after the completion of our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we complete a business combination (unless required by NASDAQ), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our completion of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we will agree, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th day after the closing of our initial business combination, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the closing of the IPO, our initial stockholders and their permitted transferees are able to demand that we register the resale of their founder shares following the completion of our initial business combination. In addition, our sponsor and its permitted transferees are able to demand that we register the resale of the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants, and holders of the working capital loan warrants may demand that we register the resale of such warrants or the shares of common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant amount of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the common stock owned by our initial stockholders and private placement warrants owned by our sponsor or holders of our working capital loans or their respective permitted transferees are registered for resale.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete our initial business combination with an operating company in any industry or sector, but we will not, under our second amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into any definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may seek acquisition opportunities with companies that may be outside of our management team’s area of expertise.

We will consider an initial business combination outside of our management team’s area of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the area of our management team’s expertise, our management team’s expertise may not be directly applicable to such acquisition’s evaluation or operation, and the information contained in the Prospectus regarding the area of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their common stock. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our management team of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share, or possibly less than $10.10 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may not be required to obtain an opinion from an independent investment banking firm or from an independent accounting firm in connection with our initial business combination, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we will not be required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target business or businesses, in connection with NASDAQ rules that require that our initial business combination be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders will not be provided with a copy of such opinion nor will they be able to rely on such opinion.

Other than the two circumstances described above, we will not be required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our second amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. There are currently 54,385,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon conversion of the rights and exercise of outstanding warrants. There is no preferred stock issued or outstanding.

We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our second amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or rights and warrants.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under Delaware law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share, or possibly less than $10.10 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.10 per share, or possibly less than $10.10 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

We will be dependent upon our executive officers and directors. Our executive officers and directors will also allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. The departure of any of our executive officers or directors or these conflicts of interest could have a negative impact on our ability to complete our initial business combination.

We believe that our success will depend on the continued service of our executive officers and directors, at least until we have completed our initial business combination. Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Moreover, our executive officers and directors are and will continue to be engaged in several other business endeavors for which such individuals may be entitled to substantial compensation and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. We do not have an employment agreement with, or key-man insurance on the life of, any of our executive officers or directors. The unexpected loss of the services of one or more of our executive officers or directors could have a detrimental effect on us.

Our independent directors also serve and will continue to serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. It is possible that our key personnel may not be involved with the target business in senior management or advisory positions following our initial business combination, and it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is in the best interests of our stockholders.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. There is no certainty that any of our key personnel will remain with us after the completion of our initial business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may only have a limited ability to assess the management of a prospective target business, and this limited assessment may affect the success of our initial business combination with a target business whose management may not have the knowledge, skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the knowledge, skills, qualifications or abilities we suspected. Should the target’s management not possess the knowledge, skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted, including, among other things, by various regulatory issues that could adversely affect the post-combination business’s operations. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of a target business may resign in anticipation of or upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a target business’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a target business’ management team will remain associated with the target business following our initial business combination, it is possible that members of the management of a target business will not wish to remain in place.

Neither Macquarie nor any of its affiliates has an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from Macquarie’s and its affiliates’ network of relationships and processes for sourcing, executing and evaluating potential acquisition targets, neither Macquarie nor any of its affiliates has any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at its discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with Macquarie or any of its affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if Macquarie or one of its affiliates refers an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

Certain of our officers and directors, our sponsor and/or their affiliates are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we complete our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors, our sponsor and/or their affiliates are now, or may in the future become, affiliated with entities that are engaged in a similar business. Moreover, our directors and officers and affiliates of our sponsor are and will continue to be engaged in several other business endeavors.

Our officers, directors, sponsor and its affiliates also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor or one of its affiliates, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our sponsor have investments in the media, entertainment and marketing services industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or their affiliates which may raise potential conflicts of interest.

In light of the involvement of affiliates of our sponsor and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or their affiliates. Our directors also serve and will continue to serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they or any of their affiliates are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our sponsor, officers, directors or their affiliates, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our initial stockholders own 5,175,000 shares of common stock. The founder shares will be worthless if we do not complete our initial business combination. In addition, our sponsor purchased an aggregate of 7,320,000 private placement warrants, each exercisable for one share of common stock at $11.50 per share, subject to certain adjustments, for a purchase price of $7,320,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination.

The founder shares are identical to the shares of common stock included in the units sold in our IPO, except that: (i) the founder shares are subject to certain transfer restrictions; (ii) our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the IPO in connection with the completion of our initial business combination, (b) to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the IPO in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we fail to complete our initial business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period), (c) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the IPO Closing Date (or 21 months, as applicable) (although our initial stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); and (iii) the founder shares will have certain registration rights. In addition, our officers and directors have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the IPO.

The financial interests of our initial stockholders may influence their motivation in completing our initial business combination, and the association of our officers with our sponsor may also influence their motivation in identifying and selecting a target business combination, completing our initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18 month anniversary of the IPO Closing Date (or 21 month anniversary, as applicable) nears, which is the deadline for the completion of our initial business combination.

A conflict of interest may arise from the need to obtain the consent of MIHI and Modern Media, LLC, each of which owns 50% of our sponsor, to our business combination.

We have entered into an agreement pursuant to which we have agreed not to complete a business combination without the consent of both MIHI and Modern Media, LLC, each of which owns 50% of our sponsor, which consents will not be unreasonably withheld by either party, giving consideration to such issues including but not limited to the potential regulatory, reputational or compliance impact to either party. As a consequence, interests of affiliates of our sponsor may conflict with those of the rest of the stockholders if MIHI and Modern Media, LLC do not wish to proceed with a business combination.

Macquarie, an affiliate of our sponsor, and its affiliates, may represent a client to acquire potential target businesses in competition with us, thereby causing conflicts of interest that limit our ability to pursue potential targets. These conflicts of interest could have a negative effect on our ability to complete a business combination.

Macquarie and its affiliates engage in a broad spectrum of activities including principal investing, specialized investment vehicle management, asset management, financial advisory, securities underwriting, sales and trading, investment research, lending and other activities. In the ordinary course of business, they engage in activities where their interests or the interests of their clients may conflict with our interests. Accordingly, there may be situations in which Macquarie or its affiliates have an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Macquarie and its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by Macquarie or its affiliates that meet our initial business combination objectives. Macquarie is under no specific obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. We will not have any priority in respect of acquisition opportunities provided or created by Macquarie or its affiliates. You should assume that Macquarie and its affiliates and clients will have priority over us in terms of access to acquisition opportunities and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Clients of Macquarie and its affiliates may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s obligations to such client. In addition, investment ideas generated within Macquarie may be suitable for our company or a client of Macquarie, and may be directed to any of such persons or entities rather than to us. Macquarie may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its obligations to the seller may diverge from our interests.

Since the consents of MIHI and Modern Media, LLC, both of whom are affiliates of our sponsor, are required for approval of our initial business combination, any such conflict of interest could prevent us from completing our initial business combination; provided, however, that the consent of MIHI and Modern Media, LLC will not be unreasonably withheld by either party, giving consideration to such issues including but not limited to the potential regulatory, reputational or compliance impact to either party.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the funds available in the Trust Account, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The funds available in the Trust Account that we may use to complete our initial business combination currently total $209,070,000 (which includes $7,785,000 of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our second amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we would not be able to complete the business combination or redeem any such shares, all shares of common stock submitted for redemption would be returned to the holders thereof, and we instead may search for an alternate business combination.

If we have inadequate cash simultaneously to meet the closing requirements of our initial business combination and redeem all shares of common stock submitted for redemption, we will return all shares submitted for redemption and continue to pursue an alternative transaction.

In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we would not be able to complete the business combination or redeem any such shares, all shares of common stock submitted for redemption would be returned to the holders thereof, and we instead will search for an alternate initial business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to certain adjustments. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or other governing instruments in order to effectuate our initial business combination.

The provisions of our second amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) provide that it may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public stockholders. Our second amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide certain redemption rights to public stockholders), may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our second amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, may participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose (except as otherwise stated herein). As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our second amended and restated certificate of incorporation.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the funds available in the Trust Account will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the funds available in the Trust Account prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase public shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business, including as a result of the target business being in the early stage of development or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.10 per share, or possibly less than $10.10 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock, this would increase their influence. Factors that could be considered in making such purchases would include consideration of the current trading price of our common stock. In addition, our board of directors currently consists of members that have been elected by our initial stockholders, and is divided into three classes, each of which generally serves for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting prior to our initial business combination, as a consequence of our “staggered” board of directors, only approximately one-third of the board of directors will be considered for election. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination, and, due to the sale of the private placement warrants to our sponsor, potentially after completion of our initial business combination.

We may amend the terms of the public warrants in a manner that may be adverse to holders of the warrants with the approval of the holders of at least 65% of the then-outstanding public warrants.

Our public warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but will require the approval of the holders of at least 65% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding rights.

Our rights are issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but will require the approval by the holders of at least 65% of the then-outstanding rights in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 65% of the then-outstanding rights approve of such amendment. An example of such an amendment could be an amendment to decrease the fractional share of common stock received upon exchange of the right.

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, in whole and not in part, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period, provided that the last reported closing price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. We will not redeem the public warrants unless an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. Redemption of the outstanding public warrants could force you to: (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the initial purchasers or by their permitted transferees.

Our rights and warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We have issued rights to receive 2,070,000 shares of our common stock and public warrants to purchase 10,350,000 shares of our common stock as part of the units sold in our IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 7,320,000 private placement warrants, each exercisable to purchase one share of common stock at $11.50 per share, subject to certain adjustments, at a per purchase share price of $1.00 per warrant. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers or directors make any working capital loans to us, up to $1,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender (“working capital loan warrants”). To the extent we issue shares of common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these rights and warrants could make us a less attractive acquisition vehicle to a target business. Such securities, when exercised or converted, as applicable, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our rights and warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights or warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these rights are converted or these warrants are exercised, you may experience dilution to your holdings.

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by the initial purchasers or their permitted transferees: (i) they will not be redeemable by us; (ii) they (including the shares of common stock issuable upon exercise of these warrants) will not, subject to certain limited exceptions, be transferable, assignable or salable until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) they (including the shares of common stock issuable upon exercise of these warrants) will have certain registration rights.

The working capital loan warrants, if any, will be identical to the private placement warrants except that, (i) such warrants shall not be exercisable more than five years from May 11, 2017 and (ii) pursuant to FINRA Rule 5110(g)(1), such warrants, and the shares of common stock issuable upon exercise of such warrants, shall be subject to certain additional restrictions on transfer.

Because each unit contains one-half of one warrant and one right to receive one-tenth of one share of our common stock, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant and one right to receive one-tenth of one share of our common stock upon consummation of our initial business combination. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants are eligible to trade. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants and rights upon completion of a business combination since the warrants will be exercisable for, and the rights will be convertible into, a fraction of the number of shares in the aggregate compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We will have no obligation to net cash settle the rights.

In no event will we have any obligation to net cash settle the rights. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial business combination. Accordingly, the rights may expire worthless.

There is only a thin market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is only a thin market for our securities, and we have only a limited trading history. You therefore have limited access to information about prior market history on which to base your investment decision. The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosures in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our security holders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any September 30 before that time, in which case we would no longer be an emerging growth company as of the following March 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending March 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our second amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our second amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located in the United States but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States;

•	obligation of personnel to perform military service; and

•	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 2. Properties.

We currently maintain our executive offices at 1180 Peachtree Street, N.E., Suite 2400 Atlanta, Georgia 30309. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our units began trading on the Nasdaq Capital Market under the symbol “MMDMU” on May 12, 2017. On June 2, 2017, we announced that holders of our units could elect to separately trade the common stock, rights, and warrants included in the units, or continue to trade the units without separating them. On June 7, 2017, the common stock, rights, and warrants began trading on Nasdaq Capital Market under the symbols “MMDM,” “MMDMR,” and “MMDMW,” respectively.

Each unit consists of one share of common stock, one right and one-half of one warrant. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to certain adjustments. Warrants may only be exercised for a whole number of shares of common stock and will become exercisable on the later of (i) 30 days after the completion of our initial business combination; and (ii) 12 months from the IPO Closing Date. Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of our initial business combination (without paying any additional consideration). Rights may only be exchanged for whole shares of common stock.

(b) Holders

As of June 20, 2017 there were seven holders of record of our common stock and one holder of record of each of our units, our separately traded rights, and our separately traded warrants. These amounts do not include “beneficial holders” who hold our securities in “street name” through brokers, dealers or other clearing agencies.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The performance graph is not included because as of the Company’s fiscal year end on March 31, 2017, no shares of our common stock were trading.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Sales of Unregistered Securities

On June 9, 2014 and prior to our Conversion, MIHI purchased 100 of our common units for an aggregate purchase price of $25,000. Prior to this initial investment, we had no assets, tangible or intangible. In conjunction with, and effective upon, the Conversion: (i) our name was changed from M Acquisition Company I LLC to Modern Media Acquisition Corp.; (ii) our 100 common units were converted into 100 shares of our common stock; and (iii)

our 100 shares of common stock were contributed by MIHI to our sponsor. On February 15, 2017, we completed the Stock Split. Our sponsor subsequently sold certain of its shares to certain of our officers and/or directors and separately surrendered 2,875,000 of its shares to us for no consideration. On May 11, 2017, we declared and paid to our stockholders a stock dividend of approximately 0.20475 shares for each share then held. All stockholders other than our sponsor surrendered to us for no consideration the shares received by them pursuant to the stock dividend. As a result thereof, the total number of founder shares outstanding increased from 4,312,500 to 5,175,000 and the number of founder shares held by our sponsor increased from 4,212,500 to 5,075,000.

Simultaneously with the closing of the IPO, our sponsor purchased an aggregate of 7,320,000 private placement warrants at a price of $1.00 per warrant. Each private placement warrant is exercisable to purchase one share of our common stock at $11.50 per share, subject to certain adjustments.

The sales of the above securities by the Company were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On May 11, 2017, our registration statements on Form S-1 (File Nos. 333-216546 and 333-217913) were declared effective by the SEC pursuant to which we sold 20,700,000 units at an offering price to the public of $10.00 per unit generating gross proceeds of $207,000,000. Macquarie Capital (USA) Inc., EarlyBirdCapital, Inc., Cowen and Company, LLC and I-Bankers Securities, Inc. acted as underwriters in the IPO. Macquarie Capital (USA) Inc. is an affiliate of MIHI, which owns 50% of our sponsor.

After deducting the underwriting discounts and commissions (excluding the deferred discount, which amount will be payable upon the consummation of our initial business combination, if consummated) and the estimated offering expenses, the total net proceeds from our IPO and the sale of the private placement warrants described above were $209,070,000, which was placed in the trust account maintained by the Trustee.

We have incurred approximately $12 million for costs and expenses related to the IPO. At the closing of the IPO, we paid a total of $3,600,000 in underwriting discounts and commissions, including an allocable portion to Macquarie Capital USA (Inc.), an affiliate of our sponsor. In addition, the underwriters agreed to defer $7,785,000 in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. Our sponsor, executive officers and directors have agreed, and our second amended and restated certificate of incorporation provides, that we will have 18 months from the IPO Closing Date to complete our initial business combination (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period). If we are unable to complete our initial business combination within such 18-month period (or 21-month period, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

$209,070,000 of the gross proceeds from the IPO and the sale of the private placement warrants was deposited in the Trust Account. As of June 20, 2017 approximately $923,000 was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Item 6. Selected Financial Data.

The following table summarizes our selected historical financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, and the notes related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Statement of Operations Data:

	Year Ended March 31,		June 9, 2014 (inception) Through March 31,
	2017	2016	2015
Formation and operating costs	$324	$1,187	$1,538

Net loss	$(324)	$(1,187)	$(1,538)

Weighted average shares outstanding, basic and diluted(1)	5,175,000	5,175,000	5,175,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)

(1)	On May 11, 2017, the Company declared and paid to its stockholders a stock dividend of approximately 0.20475 shares for each share then held. As a result thereof, the total number of Founder Shares outstanding increased from 4,312,500 to 5,175,000. All stockholders other than our sponsor surrendered to us for no consideration the shares received by them pursuant to the stock dividend. As a result, 5,175,000 Founder Shares are outstanding.

Balance Sheet Data:

	As of March 31,
	2017	2016
Working capital (deficiency)	$(188,195)	$22,275
Total assets	$240,951	$23,275
Total current liabilities	$219,000	$1,000
Total stockholders’ equity	$21,951	$22,275

If we seek stockholder approval of any initial business combination, we will offer holders of our public shares the right to have their public shares redeemed (subject to the limitations described elsewhere in this Annual Report on Form 10-K) regardless of whether such stockholder votes for or against such proposed initial business combination. We will close an initial business combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of capital stock voted are voted in favor of the initial business combination.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We had not completed our IPO as of March 31, 2017. Except as specified herein, this discussion and analysis of our financial condition and results of operations does not give effect to the IPO.

Overview

We are a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our common stock in a business combination:

•	may significantly dilute the equity interest of current investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for shares of our common stock and/or warrants.

•	Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of March 31, 2017, we had $30,005 in cash and $210,946 in deferred offering costs. As of June 20, 2017 we had approximately $923,000 in cash. Further, we expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

As of March 31, 2017, we had neither engaged in any operations nor generated any revenues. Our only activities prior to March 31, 2017 were organizational activities and those necessary to prepare for the IPO. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account.

We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the evaluation of a potential initial business combination.

Liquidity and Capital Resources

Prior to the completion of the IPO, our liquidity needs were satisfied through receipt of $25,000 from our sale of the founder shares, and various unsecured loans from our sponsor. As of the IPO Closing Date, $350,000 was outstanding under these loans, which amounts were repaid in connection with such closing.

The completion of the IPO and simultaneous sale of the private placement warrants generated gross proceeds to the Company of $214,320,000. Related transaction costs amounted to $12,309,271, consisting of $3.6 million of underwriting fees, $7.785 million of deferred underwriting commissions payable (which are held in the trust account) and $924,271 of IPO costs. As of June 20, 2017, $923,000 of cash was held outside of the trust account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Following the closing of the IPO, $209,070,000 ($10.10 per unit) of the net proceeds from the sale of the units and the private placement warrants was placed in the trust account, and has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions under Rule 2a-7 of the Investment Company Act.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable), excluding the deferred underwriting commissions, to complete our initial business combination. Prior thereto, we may withdraw interest from the trust account only to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We can use a portion of the funds not placed in the trust account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into an agreement where we pay for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, (i) our sponsor has committed to loan us up to an aggregate of $500,000, to be provided to us in the event that funds held outside of the trust are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination and (ii) our sponsor, one or more affiliates of our sponsor or certain of our officers or directors may, but are not obligated to, loan us any additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into working capital loan warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The working capital loan warrants would be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period except that, (i) such warrants would not be exercisable more than five years from the IPO Closing Date and (ii) pursuant to FINRA Rule 5110(g)(1), such warrants, and the shares of common stock issuable upon exercise of such warrants, shall be subject to certain additional restrictions on transfer. Other than as set forth above, the terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise funds in addition to those already raised in order to meet the expenditures required for operating our business until we complete an initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

The Company has 18 months from the IPO Closing Date to complete an initial business combination (or 21 months from the IPO Closing Date if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but has not completed an initial business combination within such 18 month period). If the Company is unable to complete an initial business combination within such 18- or 21-month period (as applicable), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and it does not conduct redemptions pursuant to the tender offer rules, the second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its public shares with respect to an aggregate of 20.0% or more of the shares sold in its IPO without the Company’s consent. However, there will be no restriction on the Company’s stockholders’ ability to vote all of their public shares for or against an initial business combination.

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event the Company does not complete an initial business combination during such 18 or 21-month period (as applicable) and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including the trust account assets) will be only $10.10 per share initially held in the trust account).

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. For discussion of our critical accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our audited financial statements contained in this Annual Report on Form 10-K.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through March 31, 2017 consisted solely of organizational activities and preparation activities relating to our IPO.

In connection with our IPO, the funds held in the trust account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions under Rule 2a-7 of the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data.

MODERN MEDIA ACQUISITION CORP.

(formerly known as M Acquisition Company I LLC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Modern Media Acquisition Corp.

We have audited the accompanying balance sheets of Modern Media Acquisition Corp. (formerly known as M Acquisition Company I LLC) (the “Company”) as of March 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2017 and 2016 and for the period from June 9, 2014 (inception) through March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern Media Acquisition Corp. (formerly known as M Acquisition Company I LLC) as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended March 31, 2017 and 2016 and for the period from June 9, 2014 (inception) through March 31, 2015, in accordance with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC

Whippany, New Jersey

June 28, 2017

MODERN MEDIA ACQUISITION CORP.

(formerly known as M Acquisition Company I LLC)

BALANCE SHEETS

	March 31,
	2017	2016
ASSETS
Current asset – cash	$30,005	$23,275
Deferred offering costs	210,946	—

Total Assets	$240,951	$23,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$—	$1,000
Accrued offering costs	69,000	—
Promissory note – related party	150,000	—

Total Current Liabilities	219,000	1,000

Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding at March 31, 2017 and 2016	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,175,000 shares issued and outstanding at March 31, 2017 and 2016	518	518
Additional paid-in capital	24,482	24,482
Accumulated deficit	(3,049)	(2,725)

Total Stockholders’ Equity	21,951	22,275

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,951	$23,275

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

(formerly known as M Acquisition Company I LLC)

STATEMENTS OF OPERATIONS

	Years Ended March 31,		June 9, 2014 (inception) Through March 31,
	2017	2016	2015
Formation and operating costs	$324	$1,187	$1,538

Net loss	$(324)	$(1,187)	$(1,538)

Weighted average shares outstanding, basic and diluted(1)	5,175,000	5,175,000	5,175,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)

(1)	On May 11, 2017, the Company declared and paid to its stockholders a stock dividend of approximately 0.20475 shares for each share then held. As a result thereof, the total number of Founder Shares outstanding increased from 4,312,500 to 5,175,000. All stockholders other than our sponsor surrendered to us for no consideration the shares received by them pursuant to the stock dividend (the “Stock Dividend”). As a result, 5,175,000 Founder Shares are outstanding.

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

(formerly known as M Acquisition Company I LLC)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – June 9, 2014 (Inception)	—	$—	$—	$—	$—
Issuance of ownership interest(1)	5,175,000	518	24,482	—	25,000
Net loss	—	—	—	(1,538)	(1,538)

Balance – March 31, 2015	5,175,000	$518	$24,482	$(1,538)	$23,462
Net loss	—	—	—	(1,187)	(1,187)

Balance – March 31, 2016	5,175,000	518	24,482	(2,725)	22,275
Net loss	—	—	—	(324)	(324)

Balance – March 31, 2017	5,175,000	$518	$24,482	$(3,049)	$21,951

(1)	On January 3, 2017, the Company converted from a limited liability company to a C Corporation. All amounts have been retroactively restated to reflect the conversion of members’ equity to stockholders’ equity.

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

(formerly known as M Acquisition Company I LLC)

STATEMENTS OF CASH FLOWS

	Years Ended March 31,		June 9, 2014 (inception) Through March 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(324)	$(1,187)	$(1,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(1,000)	—	1,000

Net cash used in operating activities	(1,324)	(1,187)	(538)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	150,000	—
Proceeds from issuance of ownership interest			25,000
Payment of offering costs	(141,946)	—

Net cash provided by financing activities	8,054	—	25,000

Net Change in Cash	6,730	(1,187)	24,462
Cash – Beginning	23,275	24,462	—

Cash – Ending	$30,005	$23,275	$24,462

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$69,000	$—	$—

The accompanying notes are an integral part of the financial statements.

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Modern Media Acquisition Corp. (formerly known as M Acquisition Company I LLC) (the “Company”) was initially formed as a Delaware limited liability company on June 9, 2014 under the name of M Acquisition Company I LLC. On January 3, 2017, the Company converted from a limited liability company to a Delaware C Corporation and changed its name to Modern Media Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or similar business combination with one or more businesses that the Company has not yet identified (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

At March 31, 2017, the Company had not yet commenced operations. All activity through March 31, 2017 relates to the Company’s formation and preparation for its Initial Public Offering, which is described below. The Company’s fiscal year end is March 31.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on May 11, 2017. On May 17, 2017 (the “Closing Date”), the Company completed its Initial Public Offering of 20,700,000 units (“Units” and, with respect to the common stock included in the Units offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Units at $10.00 per Unit, generating gross proceeds of $207,000,000. The Units are described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,320,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Modern Media Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,320,000, which is described in Note 4.

Transaction costs amounted to $12,309,271, consisting of $3,600,000 of underwriting fees, $7,785,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $924,271 of Initial Public Offering costs. As of the Closing Date, $923,139 of cash was held outside of the Trust Account and was available for working capital purposes.

Following the closing of the Initial Public Offering, $209,070,000 ($10.10 per Unit) of the net proceeds from the sale of the Units and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, and will remain in the Trust Account until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned on the funds held in the Trust Account) at the time of the signing a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Except as discussed below, the stockholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of the Company’s Business Combination, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares. The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company may proceed with a Business Combination if, upon the completion of such Business Combination, the Company would have net tangible assets of at least $5,000,001, the Company’s Sponsor consents to such Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Company’s Business Combination. If a stockholder vote is not required by law or stock exchange listing requirement and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation, undertake a redemption offer pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules and file proxy materials with the SEC. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s Founder Shares (as defined in Note 5) (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares held by them in favor of a Business Combination.

The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire (i) in connection with the completion of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Second Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within the Combination Period (as defined below), and (with respect to their Founder Shares only), (iii) if the Company fails to complete a Business Combination within the Combination Period and (iv) upon the Company’s liquidation (although the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the Combination Period).

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Second Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to an aggregate of 20.0% or more of the shares to be sold in its Initial Public Offering without the Company’s consent. However, there will be no restriction on the Company’s stockholders’ ability to vote all of their Public Shares for or against a Business Combination.

The Company has 18 months from the Closing Date to complete a Business Combination (or 21 months from the closing date of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 18 months from the Closing Date but has not completed a Business Combination within such 18 month period (the “Combination Period”)). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Company’s public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Company has entered into an agreement with the Sponsor (the “Indemnifier”), pursuant to which the Indemnifier has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account below a specified threshold. This liability does not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of its Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933 (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Indemnifier will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Indemnifier will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, actual results could differ significantly from estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and 2016.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $12,009,271 were charged to stockholders’ equity upon completion of the Initial Public Offering on the Closing Date.

Income taxes

Prior to January 3, 2017, the Company was a limited liability company and taxed as a partnership; the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to January 3, 2017. Effective January 3, 2017, the Company converted to a C Corporation. Had the Company been subject to federal and state income taxes for all periods presented, the Company determined that the provision for income taxes would have been insignificant due to Company’s immaterial net losses for each of the periods presented in the statements of operations, and, accordingly, the Company did not present pro forma income tax disclosures in the accompanying statements of operations for these periods to illustrate what the Company’s net loss would have been had the income taxes been provided for as though the Company were subject to taxes as a C Corporation.

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of March 31, 2017 or 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from January 3, 2017 through March 31, 2017.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. At March 31, 2017 and 2016, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017 and 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,700,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Units. Each Unit consists of one share of the Company’s common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. See Note 7.

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased 7,320,000 Private Placement Warrants at $1.00 per warrant (for an aggregate purchase price of $7,320,000). Each Private Placement Warrant is exercisable to purchase one share of the Company’s common stock at $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. There are no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the required redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2014, the Company was formed by MIHI LLC (“MIHI”), at which point MIHI paid an aggregate purchase price of $25,000, or approximately $250.00 per share, for its ownership interest in the Company. Prior to this initial investment, the Company had no assets, tangible or intangible. In January 2017, MIHI transferred its ownership interest in the Company, consisting of 100 shares of the Company’s common stock, to the Sponsor for no consideration. The per share price for the common stock was determined by dividing the amount initially contributed to the Company by the number of common stock issued. On February 15, 2017, the Company completed a 71,875 to one stock split of its common stock and, as a result, 7,187,500 shares of the Company’s common stock were outstanding (the “Founder Shares”). The Sponsor subsequently sold certain of such shares to certain of the Company’s officers and/or directors, and thereafter, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration. On May 11, 2017, the Company declared and paid to its stockholders a stock dividend of approximately 0.20475 shares for each share then held. All of the stockholders other than the Sponsor surrendered to the Company for no consideration the shares of common stock received by them in the stock dividend. As a result thereof, the total number of Founder Shares outstanding increased from 4,312,500 to 5,175,000 and the number of Founder Shares held by the Sponsor increased from 4,212,500 to 5,075,000.

The holders of Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares (except to certain permitted transferees) until the earlier of one year after the completion of a Business Combination or earlier if, subsequent to a Business Combination, (i) the last reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property subject to certain limited exceptions (the “Lock-Up Period”).

Promissory Note — Related Party

As of March 31, 2017, the Company’s Sponsor was committed to provide loans to the Company of up to $650,000 for expenses related to the Company’s formation and the Initial Public Offering. The loans were non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. As of March 31, 2017 and 2016, amounts outstanding under the loans were $150,000 and $0, respectively. The loans were repaid on the Closing Date.

Expense Advancement Agreement

In order to finance transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000 in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants with respect to exercise price, exercisability and exercise period, except as provided on the Company’s registration statement filed in connection with the Initial Public Offering. There were no Working Capital Loans outstanding as of March 31, 2017 and 2016.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on the Closing Date, the holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and their respective permitted transferees (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, in the case of the Founder Shares and the Private Placement Warrants (and any shares of common stock issuable upon the exercise of the Private Placement Warrants), excluding short form demands, and one demand, in the case of the warrants that may be issued upon the conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of such warrants), that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of any applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option, and such purchase was completed on the Closing Date.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.38 per Unit, or $7,785,000 in the aggregate, pursuant to the over-allotment option. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

The Company granted Macquarie Capital (USA) Inc., an affiliate of the Sponsor and an underwriter of the Initial Public Offering, a right of first refusal for a period of 36 months from the closing date of the Initial Public Offering to provide to the Company certain financial advisory, underwriting, capital raising, and other services for which they may receive fees. The actual amount of fees to be paid will vary significantly based on the size of any transaction and the extent to which other investments banks are involved.

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $300,000 upon the consummation of a Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated within the Combination Period, the Company will not be obligated to pay such fee.

7. STOCKHOLDERS’ EQUITY

The Company has the following authorized shares of stock:

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At March 31, 2017 (after giving effect to the Stock Dividend), there were 5,175,000 shares of common stock issued and outstanding.

Rights — Each holder of a Public Right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such Public Right redeems all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the Public Rights. No additional consideration will be required to be paid by a holder of Public Rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a Public Right will be required to affirmatively covert its Public Rights in order to receive 1/10 share underlying each Public Right (without paying additional consideration) upon the consummation of a Business Combination. The shares issuable upon exchange of the Public Rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the Public Rights. Accordingly, the Public Rights may expire worthless.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing date of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon the Company’s redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Furthermore, the Private Placement Warrants will expire five years after the completion of a Business Combination or earlier upon the Company’s liquidation.

Additionally, the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported closing price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on a the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, there is an effective registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and a current prospectus relating to those shares of common stock is available throughout the 30-day trading period referred to above.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as is described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time period specified in the rules and forms of the U.S. Securities and Exchange Commission, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management, including the principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

Internal Controls

We are not currently required to maintain a system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning with, and for, the fiscal year ending March 31, 2018. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal controls. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

We have not completed an assessment of, nor have our independent registered public accounting firm tested, our systems of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•	staffing for financial, accounting and external reporting areas, including segregation of duties;

•	reconciliation of accounts;

•	proper recording of expenses and liabilities in the period to which they relate;

•	evidence of internal review and approval of accounting transactions;

•	documentation of processes, assumptions and conclusions underlying significant estimates; and

•	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain an independent registered public accounting firm to audit and render an opinion on such report when required by Section 404. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive offers are as follows:

Name	Age	Title
Lewis W. Dickey, Jr.	55	President, Chief Executive Officer and Chairman
William Drewry	53	Chief Financial Officer
Adam Kagan	42	General Counsel and Assistant Secretary
Blair Faulstich	46	Director
George Brokaw	49	Director
John White	54	Director

Lewis W. Dickey, Jr. has served as our President and Chief Executive Officer and sole director since January 2017 and serves as our President, Chief Executive Officer and Chairman. Mr. Dickey has served as the Co-Founder and Chairman, since 2010, of DM Luxury, a publisher of lifestyle magazines in the United States. Mr. Dickey served as Vice Chairman, from October 2015 to March 2017, of the board of directors of Cumulus, a leader in the radio broadcasting industry which owns and operates a nationwide radio network. From December 2000 to October 2015, Mr. Dickey served as Cumulus’s Chairman, President and Chief Executive Officer. Mr. Dickey was co-founder of, and an initial investor in, Cumulus and served as Cumulus’s Executive Vice Chairman from March 1998 to December 2000. Mr. Dickey served on Cumulus’s Board of Directors from 1998 to March 2017. Prior to co-founding Cumulus, Mr. Dickey was a nationally regarded consultant on media strategy and the author of The Franchise—Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. Mr. Dickey holds a bachelor’s and master’s degree from Stanford University and an M.B.A. from Harvard Business School. Mr. Dickey’s qualifications to serve as our President, Chief Executive Officer and Chairman include over thirty years of experience in the media, entertainment and marketing services industries.

William Drewry has served as our Chief Financial Officer since February 2017. Mr. Drewry is a founding partner of Pursuit Advisory LP, a transaction and strategic advisory services provider which launched in 2015. Prior to founding Pursuit Advisory LP, Mr. Drewry was a Managing Director at RBC Capital Markets (“RBC”), a global investment bank, from 2011 to 2015, where he helped lead the media and entertainment practice and completed a number of lead managed deals for large cap media clients, including in the television broadcasting, film entertainment and digital media industries. Prior to his time at RBC, Mr. Drewry was Chairman of Media Investments at Diamond Castle Holdings, a private equity firm, from 2009 to 2011, and prior to that, was a Managing Director at UBS Investment Bank, a global investment bank, in the Global Media Group from 2007 to 2008. Mr. Drewry also previously headed the Global Media Research team at Credit Suisse, a financial services company, from 1998 to 2007. Mr. Drewry began his career in 1992 as a research analyst with Paine Webber / Kidder Peabody, a brokerage and asset management firm. Mr. Drewry holds a bachelor’s degree from Old Dominion University.

Adam Kagan has served as our General Counsel and Assistant Secretary since February 2017. Mr. Kagan also serves as the associate general counsel for business affairs, since July 2016, of Hearts & Science, LLC, a data-driven marketing agency and an Omnicom Group Inc. company. At Hearts & Science, Mr. Kagan, advises global advertisers in connection with brand-integrated entertainment, content production and distribution and social media initiatives. Prior to joining Hearts & Science in 2016, Mr. Kagan served as the head of business and legal affairs and production, from November 2014, of Ora Media L.L.C. (“Ora”), owner of a television production studio and an on-demand digital television network funded by América Móvil, S.A.B., DE C.V. At Ora, Mr. Kagan oversaw a bicoastal production operation delivering television and digital content to a variety of national and international television channels. Mr. Kagan served as the vice president of legal and business affairs, from May 2014 to November 2014, of Three Lions Entertainment, LLC (“Three Lions”), a performance production company, prior to joining Ora. Mr. Kagan also served as international counsel from January 2007 to May 2014 for Viacom International Media Networks (“VIMN”), a group within Viacom Inc. that offers brands, content, products and services to individuals around the world. At VIMN, Mr. Kagan advised on international content production and distribution. Mr. Kagan holds a bachelor’s degree from the Tisch School of the Arts and a J.D. from Pace University School of Law. Mr. Kagan is a member of the New York bar.

Blair Faulstich has served as a director since May 2017. Mr. Faulstich has served as a managing director, since 2011, of Benefit Street Partners L.L.C. (“BSP”), a multi-strategy credit manager. Prior to joining BSP in 2011, Mr. Faulstich was a managing director and co-head of media and communications investment banking at Citadel Securities, LLC (“Citadel”), a brokerage, provider of investment banking services and subsidiary of Citadel LLC. Mr. Faulstich worked at Citadel from 2009 to 2011. Mr. Faulstich also worked as a managing director, from 2004 to 2009, in the media and communications investment banking group at Merrill Lynch & Co. Inc. (“Merrill Lynch”), a provider of investment, financing and other related financial services. Prior to Merrill Lynch, Mr. Faulstich held various positions at Deutsche Bank Alex. Brown Inc. (“Alex. Brown”)—the brokerage and investment bank of Deutsche Bank, AG—from 1997 to 2004, also in the media investment banking group. Before joining Alex. Brown in 1997, Mr. Faulstich spent three years at Arthur Andersen LLP, an accounting firm. Mr. Faulstich holds a bachelor’s degree from Principia College and an M.B.A. from Cornell University. Mr. Faulstich is qualified to serve as a director due, among other things, to his experience in finance and strategy, particularly in the media and communications space, acquired over the course of his career spent working as an investment banker in that space.

George Brokaw has served as a director since May 2017. Mr. Brokaw has served as a Managing Partner since 2013, at Trafelet Brokaw & Co., an investment firm. From 2012 to 2013, Mr. Brokaw was a Managing Director of the Highbridge Growth Equity Fund at Highbridge Principal Strategies, LLC (“Highbridge”)—an alternative investment firm. Prior to joining Highbridge in 2012, Mr. Brokaw held senior positions at Perry Capital, LLC, a hedge fund, from 2005 to 2011 and Lazard Frères & Co. LLC, a financial advisory and asset management firm, from 1996 to 2005. Mr. Brokaw has served as a member of the board of directors of DISH Network Corporation, since October 2013 and Alico, Inc., since November 2013. Mr. Brokaw served on the board of directors of Terrapin 3 Acquisition Corporation, a special purpose acquisition company, from July 2014 until the consummation of its business combination with Yatra in December 2016. Mr. Brokaw previously served on the board of directors of North American Energy Partners Inc. from 2006 to 2013. Mr. Brokaw holds a bachelor’s degree from Yale University and a J.D. and M.B.A. from the University of Virginia. Mr. Brokaw is a member of the New York Bar. Mr. Brokaw is qualified to serve as a director due, among other things, to his experience in finance and strategy acquired as an advisor to and member of various boards of directors, as well as his experience with blank check companies.

John White has served as a director since May 2017. Mr. White has served as a partner of Moorgate Capital Partners LLC (“Moorgate”), an independent merchant bank, advisory firm and broker dealer, since 2010, when Mr. White founded the company. Prior to founding Moorgate, Mr. White served as the head of the technology, media and telecommunications investment banking group of Wachovia Securities from 2006 to 2009. Mr. White previously worked in the media and communications investment banking group at JP Morgan Chase & Co. in both the U.S. and England, from 1994 to 2005, and was head of their media and communications investment banking group from 2003 to 2005. Mr. White has served as a member of the board of directors of Telescope, Inc., since December 2012 and ITC Service Group, Inc., since June 2016. Mr. White received a bachelor’s degree from Middlebury College. Mr. White is qualified to serve as a director due, among other things, to his experience in finance and strategy, specifically in the media and communications space, acquired as an advisor to and member of various boards of directors and over the course of his career spent working as an investment banker in that space.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of John White, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of George Brokaw, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Lewis W. Dickey, Jr. and Blair Faulstich, will expire at the third annual meeting of stockholders.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices to be set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers will consist of a Chief Executive Officer, a Secretary and a Treasurer, and may consist of a President, a Chief Financial Officer, Vice Presidents, Assistant Secretaries and other such offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Blair Faulstich, George Brokaw and John White are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Our audit committee is composed of three independent directors, and our compensation committee is composed of two independent directors.

Audit Committee

The members of our audit committee are Blair Faulstich, George Brokaw and John White. Blair Faulstich serves as chairman of the audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be composed solely of independent directors. Blair Faulstich, George Brokaw and John White qualify as independent directors for the purposes of such committee membership under applicable rules. Each member of the audit committee is financially literate and our board of directors has determined that each of Blair Faulstich, George Brokaw and John White qualify as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The compensation committee of the board of directors consists of Blair Faulstich, George Brokaw and John White, each of whom are independent directors for the purposes of such committee membership. George Brokaw serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(1) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who are expected to participate in the consideration and recommendation of director nominees are Blair Faulstich, George Brokaw and John White. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors will be independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Stockholders that wish to nominate a director for election to our board of directors should follow the procedures to be set forth in our amended and restated bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, nor in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. No such reports were required to be filed during the year ended March 31, 2017.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our form of Code of Ethics and our audit committee charter is filed with the SEC as exhibits to the Registration Statement related to the IPO. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge from us, upon written request to: 1180 Peachtree Street, N.E., Suite 2400, Atlanta, GA 30309.

We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under law, and only present the opportunity to us if such other entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any of our officers and directors unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Macquarie and its affiliates, engage in a broad spectrum of activities including principal investing, specialized investment vehicle management, asset management, financial advisory, securities underwriting, sales and trading, investment research, lending and other activities. In the ordinary course of business, they engage in activities where their interests or the interests of their clients may conflict with our interests. Accordingly, there may be situations in which Macquarie or an affiliate has an obligation or an interest that actually or potentially conflicts with our interests. You should assume that these conflicts will not be resolved in our favor and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Macquarie, its affiliates and their clients make investments in a variety of different businesses and may directly compete with us for acquisition opportunities provided or created by Macquarie or its affiliates that meet our initial business combination objectives. Neither Macquarie nor any of its affiliates has an obligation to offer potential acquisition opportunities to us and may allocate them at its discretion to us or other parties. We will not have any priority in respect of acquisition opportunities provided or created by Macquarie or its affiliates. You should assume that Macquarie and its affiliates and clients will have priority over us in terms of access to acquisition opportunities and, as a result, we may be denied certain acquisition opportunities or otherwise disadvantaged in certain situations by our relationship with Macquarie.

Clients of Macquarie and its affiliates may also compete with us for investment opportunities meeting our initial business combination objectives. If Macquarie or any of its affiliates is engaged to act for any such clients, we may be precluded from pursuing opportunities that would conflict with Macquarie’s or its affiliates’ obligations to such client. In addition, investment ideas generated within Macquarie or its affiliates may be suitable for our company or a client of Macquarie or its affiliates, and may be directed to any of such persons or entities rather than to us. Macquarie or its affiliates may also be engaged to advise the seller of a company, business or assets that would qualify as an acquisition opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If, however, we are permitted to pursue the opportunity, the interests of Macquarie or its affiliates, or their obligations to the seller may diverge from our interests.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 18 months after the IPO Closing Date (or 21 months, as applicable). Neither Macquarie nor any of its affiliates (other than the sponsor) has entered into such an agreement and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

Since the consents of MIHI and Modern Media, LLC, both of whom are affiliates of our sponsor, are required for approval of our initial business combination, any such conflict of interest could prevent us from completing our initial business combination; provided, however, that the consent of MIHI and Modern Media, LLC will not be unreasonably withheld by either party, giving consideration to such issues including but not limited to the potential regulatory, reputational or compliance impact to either party.

You should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months after the IPO Closing Date (or 21 months from the IPO

Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period). However, if our initial stockholders or any of our officers, directors or affiliates acquire any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (i) one year after the completion of our initial business combination; and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants, and the common stock underlying such warrants, will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Due to the affiliation of our officers and certain of our directors with our sponsor and since our sponsor may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•	Our key personnel may have a conflict of interest with respect to evaluating a potential business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our second amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Lewis W. Dickey, Jr.	DM Luxury, LLC	Publisher of luxury lifestyle magazines	Co-founder and Chairman of the Board

William Drewry	Pursuit Advisory LP	Provider of transaction and strategic advisory services	Founding partner

Adam Kagan	Hearts & Science, LLC	Marketing agency	Associate General Counsel

Blair Faulstich	Benefit Street Partners L.L.C.	Credit manager	Managing Director

George Brokaw	Trafelet Brokaw & Co.	Investment management and financial advisory services	Managing Partner

	DISH Network Corporation	Provider of satellite TV	Director

	Alico, Inc.	Agriculture and land management	Director

John White	Moorgate Capital Partners LLC	Independent merchant bank, advisory firm and broker dealer	Partner

	Telescope, Inc.	Interactive media and technology	Director

	ITC Service Group, Inc.	Voice, data and video service provider	Director

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will be required to honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We will not be prohibited from pursuing our initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete our initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote all of their founder shares and any public shares purchased during or after the IPO in favor of our initial business combination, and our officers and other directors have also agreed to vote any public shares purchased by them in or after the IPO in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our second amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law and any other applicable law, as it now exists or may in the future be amended (but, in the case of any such amendment, only to the extent that such amendment permits us to provide broader indemnification rights than such law permitted prior to such amendment). In addition, our second amended and restated certificate of incorporation provides that to the full extent permitted by Delaware law and any other applicable law currently or hereinafter in effect, our directors will not be personally liable to us or our stockholders for breaches of their fiduciary duty as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification to be provided for in our second amended and restated certificate of incorporation. Our second amended and restated certificate of incorporation also permits us to maintain insurance on behalf of any officer, director, employee or agent for any expense, liability or loss arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

We will not pay our independent directors any annual compensation until the earlier of completion of our initial business combination and our liquidation. We have agreed to pay each of our Chief Financial Officer and our General Counsel $25,000 per year for their services to us. Our sponsor, officers, directors and any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing our initial business combination. Our audit committee will review on a quarterly basis all payments that are made to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All of this compensation will be disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer or proxy solicitation materials, as applicable, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers after the completion of our initial business combination will be determined by a compensation committee constituted solely of independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 20, 2017 with respect to the beneficial ownership of our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights included in the units offered by this prospectus or the private placement warrants as these rights and warrants are not convertible or exercisable, respectively, within 60 days of June 20, 2017.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Modern Media Sponsor, LLC(1)	5,075,000	19.6%
MIHI LLC(2)	5,075,000	19.6%
Modern Media, LLC(3)	5,075,000	19.6%
Lewis W. Dickey, Jr.(3)	5,075,000	19.6%
William Drewry	15,000	*
Adam Kagan	10,000	*
Blair Faulstich	25,000	*
George Brokaw	25,000	*
John White	25,000	*
All directors and executive officers as a group (6 individuals)	5,175,000	20.00%
Boothbay Absolute Return Strategies LP(4)	1,300,000	5.0%

*	Less than one percent.
(1)	Modern Media Sponsor, LLC is 50% owned by MIHI and 50% owned by Modern Media, LLC. MIHI and Modern Media, LLC have shared voting and dispositive power with respect to the shares held by Modern Media Sponsor, LLC and, as such, may be deemed to beneficially own the shares held by Modern Media Sponsor, LLC. Each of MIHI and Modern Media, LLC disclaim such beneficial ownership except to the extent of their respective pecuniary interests therein. See Note 2 below for information on the ownership of MIHI. See Note 3 below for information on the ownership of Modern Media, LLC. The business address of Modern Media Sponsor, LLC is 1180 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia 30309.
(2)	MIHI owns 50% of our sponsor and, as such, may be deemed to beneficially own shares held by our sponsor. MIHI is a member managed LLC. MIHI is indirectly controlled by Macquarie, a publicly listed company in Australia. Nicholas Moore is the chief executive officer of Macquarie and in such position has voting and dispositive power with respect to securities held by MIHI. By virtue of the relationships described in this footnote, Macquarie and Mr. Moore may be deemed to share beneficial ownership of all shares held by MIHI. Each of Macquarie and Mr. Moore expressly disclaims any such beneficial ownership, except to the extent of their individual pecuniary interests therein. The address of MIHI is c/o Macquarie Capital (USA) Inc., 125 West 55th Street, L-22, New York, NY 10019-5369.
(3)	Mr. Dickey owns 100% of Modern Media, LLC, which owns 50% of our sponsor and, as such, he may be deemed to beneficially own shares held by Modern Media, LLC or our sponsor. Mr. Dickey disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

(4)	According to a Schedule 13G filed with the SEC on May 18, 2017, the shares of common stock are held by Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), which is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all shares held by the Fund. Ari Glass is the Managing Member of the Adviser. The address of each of the filing persons is 810 7th Avenue, Suite 615, New York, NY 10019-5818.

We have no compensation plans under which equity securities are authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In January 2017, our sponsor acquired MIHI’s 100% ownership interest in us for no consideration. Effective February 15, 2017 we completed the Stock Split and, as a result, our sponsor held 7,187,500 shares of our common stock. Our sponsor subsequently sold certain of such shares to certain of our officers and/or directors. Our sponsor thereafter surrendered 2,875,000 of its shares to us for no consideration. On May 11, 2017, we declared and paid to our stockholders a stock dividend of approximately 0.20475 shares for each share then held. As a result thereof, the total number of founder shares outstanding increased from 4,312,500 to 5,175,000 and the number of founder shares held by our sponsor increased from 4,212,500 to 5,075,000. All stockholders other than our sponsor surrendered to us for no consideration the shares received by them pursuant to the stock dividend.

The founder shares are identical to the public shares, except that the founder shares are subject to certain transfer restrictions and our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we fail to complete our initial business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period) and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the IPO Closing Date (or 21 months, as applicable) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote all of their founder shares and any public shares they hold in favor of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them.

Effective on the IPO Closing Date, our sponsor purchased from us an aggregate of 7,320,000 private placement warrants at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of the IPO. Each private placement warrant will be exercisable to purchase one share of our common stock at $11.50 per share, subject to certain adjustments. The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by the initial purchasers or their permitted transferees: (i) they are not redeemable by us; (ii) they (including the shares of common stock issuable upon exercise of these warrants) are not, subject to certain limited exceptions, transferable, assignable or salable until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) they (including the shares of common stock issuable upon exercise of these warrants) have certain registration rights. If we do not complete our initial business combination within 18 months from the IPO Closing Date (or 21 months from the IPO Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the IPO Closing Date but have not completed the initial business combination within such 18 month period), the private placement warrants will expire worthless.

We have granted to our initial stockholders and holders of our private placement warrants and working capital loan warrants, if any and any shares of common stock issuable upon the exercise of the private placement warrants or working capital loan warrants, certain registration rights relating thereto.

The registration rights to require us to register a sale of any of such securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, in the case of the founder shares and the private placement warrants (and any shares of common stock issuable upon the exercise of the private placement warrants) excluding short form registration demands, and one demand, in the case of the working capital loan warrants (and any shares of common stock issuable upon the exercise of the working capital loan warrants), that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which will occur: (i) in the case of the founder shares, upon the earlier of (a) one year after the completion of our initial business combination or (b) if, subsequent to our initial business combination, (x) the last reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalization, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the private placement warrants and the working capital loan warrants and the respective common stock underlying such warrants, 30 days after the completion of our initial business combination, except as otherwise described herein; provided, however, that in no event can any such registration statement covering the working capital loan warrants (and any shares of common stock issuable upon the exercise of the working capital loan warrants) become effective prior to 180 days following May 11, 2017. In the case of the working capital loan warrants, the demand registration right provided is not exercisable for longer than five years from May 11, 2017 in compliance with FINRA Rule 5110(f)(2)(G)(iv) and the piggyback registration right provided is not exercisable for longer than seven years from May 11, 2017 in compliance with FINRA Rule 5110(f)(2)(G)(v).

Macquarie Capital (USA) Inc., an affiliate of our sponsor, acted as the representative of the several underwriters in the IPO and, as such, received customary fees. In connection therewith, we also agreed to indemnify Macquarie Capital (USA) Inc. against certain liabilities, including liabilities under the Securities Act. We have also granted Macquarie Capital (USA) Inc. a right of first refusal for a period of 36 months from the IPO Closing Date to provide to us certain financial advisory, underwriting, capital raising, and other services for which it may receive fees. Except as described above, Macquarie Capital (USA) Inc. has not yet been retained for a specific financial advisory, underwriting, capital raising or other transaction and so we are not able to quantify the fees for any such engagement. No funds will be paid out of the trust to fund any such fee payments and it is not expected that any fees would be paid prior to the completion of a business combination. The actual amount of fees received will vary significantly based on the size of any transaction and the extent to which other investment banks are involved.

As more fully described elsewhere herein, if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing our initial business combination. Our audit committee will review on a quarterly basis all payments that are made to our sponsor, officers, directors or our or any of their affiliates, and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf, although no such reimbursements will be made from the proceeds of the IPO held in the trust account prior to the completion of our initial business combination.

Prior to the completion of the IPO, our sponsor provided us non-interest bearing loans in an aggregate amount of $350,000, which was used to pay a portion of the expenses of the IPO. These loans were repaid at the closing of the IPO.

In addition, in order to finance transaction costs in connection with an intended initial business combination, (i) our sponsor has committed to loan us up to an aggregate of $500,000, to be provided to us in the event that funds held outside of the trust account are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements and prior to our initial business combination and (ii) our sponsor, one or more affiliates of our sponsor or certain of our officers and directors may, but are not obligated to, loan us any additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into working capital loan warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The working capital loan warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period except that, (i) such warrants shall not be exercisable more than five years from May 11, 2017 and (ii) pursuant to FINRA Rule 5110(g)(1), such warrants, and the shares of common stock issuable upon exercise of such warrants, shall be subject to certain additional transfer restrictions. Other than as set forth above, the terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, have not been determined and no written agreements exist with respect to such loans.

Director Independence

As a company listed on Nasdaq, we are subject to Nasdaq’s definition of “independent director.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Blair Faulstich, George Brokaw and John White are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Withum Smith & Brown, PC is the independent registered public accounting firm that audited the Company’s financial statements for the years ended March 31, 2017 and 2016. Fees for professional services in 2017 included the following:

Year Ended March 31, 2017
Audit Fees(1)	$19,000
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$19,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

These were no fees for any services in 2016.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services by the Independent Auditors

The Audit Committee is responsible for pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.

(b) Exhibits: The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation, dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

3.2	Amended and Restated Bylaws, effective May 17, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), on May 5, 2017).

4.5	Warrant Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.1	Letter Agreement, dated May 17, 2017, by and among the Company and its officers and directors and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2017).

10.2	Investment Management Trust Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.3	Registration Rights Agreement, dated as of May 17, 2017, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.4	Sponsor Warrant Purchase Agreement, dated as of May 17, 2017, between the Company and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.5	Expense Advancement Agreement, dated as of May 17, 2017, between the Company and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.6	Right of First Refusal Agreement, dated May 17, 2017, between the Company and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.7	Right Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.8	Consent Agreement, dated May 17, 2017, by and among the Company, MIHI LLC and Modern Media, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216546), filed on March 24, 2017).

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-216546) filed on March 24, 2017).

24.1	Power of attorney (included on the signature page hereto).

31.1	Certificate of Principal Executive Officer (Rule 13a-14a).

31.2	Certificate of Principal Financial Officer (Rule 13a-14a).

32.1	Certificate of Principal Executive Officer (Section 1350).

32.2	Certificate of Principal Financial Officer (Section 1350).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDIA ACQUISITION CORP.

Date: June 28, 2017	By:	/s/ Lewis W. Dickey, Jr.
Lewis W. Dickey, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis W. Dickey, Jr.	President, Chief Executive Officer, Chairman (Principal Executive Officer)	June 28, 2017
Lewis W. Dickey, Jr.
/s/ William Drewry	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2017
William Drewry

/s/ Blair Faulstich	Director	June 28, 2017
Blair Faulstich

/s/ George Brokaw	Director	June 28, 2017
George Brokaw

/s/ John White	Director	June 28, 2017
John White

Exhibit Index

Exhibit Number	Description

31.1	Certificate of Principal Executive Officer (Rule 13a-14a)

31.2	Certificate of Principal Financial Officer (Rule 13a-14a)

32.1	Certificate of Principal Executive Officer (Section 1350)

32.2	Certificate of Principal Financial Officer (Section 1350)