Form 10-Q
period 2017-06-30
Modern Media Acquisition Corp.
filed 2017-08-10
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38092

MODERN MEDIA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1277598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 Peachtree Street, N.E. Suite 2400 Atlanta, GA	30309
(Address of Principal Executive Offices)	(Zip Code)

(404) 443-1182

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☒    No  ☐

As of August 5, 2017, there were 25,875,000 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

MODERN MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$922,660	$30,005
Prepaid and other current assets	86,992	—

Total Current Assets	1,009,652	30,005
Cash and marketable securities held in Trust Account	209,120,860	—
Deferred offering costs	—	210,946

Total Assets	$210,130,512	$240,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$120,078	$—
Accrued offering costs	—	69,000
Promissory note – related party	—	150,000

Total Current Liabilities	120,078	219,000
Deferred underwriting fees	7,785,000	—
Deferred legal fees payable	300,000	—

Total Liabilities	8,205,078	219,000

Commitments and Contingencies (See note 6)
Common stock subject to possible redemption, $0.0001 par value; 19,497,567 and -0- shares at redemption value as of June 30, 2017 and March 31, 2017, respectively	196,925,427	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,377,433 and 5,175,000 shares issued and outstanding (excluding 19,497,567 and -0- shares subject to possible redemption) as of June 30, 2017 and March 31, 2017, respectively	638	518
Additional paid-in capital	5,109,664	24,482
Accumulated deficit	(110,295)	(3,049)

Total Stockholders’ Equity	5,000,007	21,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,130,512	$240,951

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Operating costs	$158,106	$297

Loss from operations	(158,106)	(297)
Other income:
Interest income	50,860	—

Net Loss	$(107,246)	$(297)

Weighted average shares outstanding, basic and diluted	5,743,957 (1)	5,175,000 (1)

Basic and diluted net loss per common share	$(0.02)	$(0.00)

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – April 1, 2017(1)	5,175,000	$518	$24,482	$(3,049)	$21,951
Sale of 20,700,000 Units, net of underwriting discount and offering expenses of $12,309,271	20,700,000	2,070	194,688,659	—	194,690,729
Sale of 7,320,000 Private Placement Warrants	—	—	7,320,000	—	7,320,000
Common stock subject to redemption	(19,497,567)	(1,950)	(196,923,477)	—	(196,925,427)
Net loss	—	—	—	(107,246)	(107,246)

Balance – June 30, 2017	6,377,433	$638	$5,109,664	$(110,295)	$5,000,007

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(107,246)	$(297)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(50,860)	—
Changes in operating assets and liabilities:
Prepaid expenses	(86,992)	—
Account payable and accrued expenses	120,078	—

Net cash used in operating activities	(125,020)	(297)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(209,070,000)	—

Net cash used in investing activities	(209,070,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	203,400,000	—
Proceeds from sale of Private Placement Warrants	7,320,000	—
Proceeds from promissory note – related party	200,000	—
Repayment of promissory note – related party	(350,000)	—
Payment of offering costs	(482,325)	—

Net cash provided by financing activities	210,087,675	—

Net Change in Cash and Cash Equivalents	892,655	(297)
Cash and Cash Equivalents – Beginning	30,005	23,275

Cash and Cash Equivalents – Ending	$922,660	$22,978

Non-Cash Investing and Financing Activities:
Deferred underwriting fees charged to additional paid-in capital	$7,785,000	$—

Deferred legal fees charged to additional paid-in capital	$300,000	$—

Initial classification of common stock subject to possible redemption	$197,015,862	$—

Change in value of common stock subject to possible redemption	$(90,435)	$—

Offering costs charged to additional paid-in capital	$474,446	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

All activity through June 30, 2017 relates to the Company’s formation, its Initial Public Offering, which is described below, and its search for a Business Combination.

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

On May 11, 2017, the Company declared and paid to its stockholders a stock dividend of approximately 0.20475 shares for each share then held. As a result thereof, the total number of Founder Shares (as defined in Note 5) outstanding increased from 4,312,500 to 5,175,000. All stockholders other than our Sponsor (as defined below) surrendered to us for no consideration the shares received by them pursuant to the stock dividend (the “Stock Dividend”). As a result, 5,175,000 Founder Shares are outstanding.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Except as discussed below, the stockholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of the Company’s Business Combination, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares. The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company may proceed

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

with a Business Combination if, upon the completion of such Business Combination, the Company would have net tangible assets of at least $5,000,001, the Company’s Sponsor consents to such Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Company’s Business Combination. If a stockholder vote is not required by law or stock exchange listing requirement and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation, undertake a redemption offer pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules and file proxy materials with the SEC. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares held by them in favor of a Business Combination.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 29, 2017, which contains the Company’s audited financial statements and notes thereto. The financial information as of March 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. The interim results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and March 31, 2017.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash and marketable securities held in Trust Account

At June 30, 2017, the assets held in the Trust Account were held in cash and marketable securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017, 19,497,567 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs amounting to $12,309,271 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

Prior to January 3, 2017, the Company was a limited liability company and taxed as a partnership; the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to January 3, 2017. Effective January 3, 2017, the Company converted to a C Corporation. Had the Company been subject to federal and state income taxes for the three months ended June 30, 2016, the Company determined that the provision for income taxes would have been insignificant due to Company’s immaterial net loss for the period presented in the statements of operations, and, accordingly, the Company did not present pro forma income tax disclosures in the accompanying statements of operations for this period to illustrate what the Company’s net loss would have been had the income taxes been provided for as though the Company were subject to taxes as a C Corporation.

The provision for income taxes was deemed to be immaterial for the three months ended June 30, 2017.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of June 30, 2017 or March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

that convert into 2,070,000 shares of common stock, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017 and March 31, 2017, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,700,000 Units at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Units. Each Unit consists of one share of the Company’s common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. See Note 7.

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

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares (except to certain permitted transferees) until the earlier of one year after the completion of a Business Combination or earlier if, subsequent to a Business Combination, (i) the last reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Business Combination, or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property subject to certain limited exceptions (the “Lock-Up Period”).

Promissory Note — Related Party

As of March 31, 2017, the Company’s Sponsor was committed to provide loans to the Company of up to $650,000 for expenses related to the Company’s formation and the Initial Public Offering. The loans were non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. The loans totaling $300,000 were repaid on the Closing Date. As of June 30, 2017 and March 31, 2017, amounts outstanding under the loans were $0 and $150,000, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000 in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants with respect to exercise price, exercisability and exercise period, except as provided on the Company’s registration statement filed in connection with the Initial Public Offering. There were no Working Capital Loans outstanding as of June 30, 2017 or March 31, 2017.

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

Deferred Underwriting Commission

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.38 per Unit, or $7,785,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $300,000 upon the consummation of a Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated within the Combination Period, the Company will not be obligated to pay such fee.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2017 and March 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At June 30, 2017 and March 31, 2017, there were 6,377,433 and 5,175,000 shares of common stock issued and outstanding, respectively (excluding 19,497,567 and 0 shares of common stock subject to possible redemption).

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	March 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$209,120,860	$—

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes related thereto contained elsewhere herein, and with our audited financial statements and the notes related thereto which are included in our Annual Report on Form 10-K for the year ended March 31, 2017. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” below, and in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

As of June 30, 2017, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and marketable securities held in the trust account.

For the three months ended June 30, 2017, we had a net loss of $107,246, which consists of operating costs of $158,106, offset by interest income on marketable securities held in the Trust Account of $50,860.

For the three months ended June 30, 2016, we had a net loss of $297, which consists of operating costs.

We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the evaluation of a potential initial business combination.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous sale of the private placement warrants generated gross proceeds to the Company of $214,320,000. Related transaction costs amounted to $12,309,271, consisting of $3,600,000 of underwriting fees, $7,785,000 of deferred underwriting commissions payable (which are held in the trust account) and $924,271 of Initial Public Offering costs. As of June 30, 2017, $922,660 of cash was held outside of the trust account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

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

As of June 30, 2017, we had cash and marketable securities held in the Trust Account of $209,120,860 (including approximately $51,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $50,000 of any dissolution expenses. Through June 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the three months ended June 30, 2017, cash used in operating activities was $125,020, consisting primarily of a net loss of $107,246 and interest earned on cash and marketable securities held in the Trust Account of $50,860. Changes in operating assets and liabilities provided $33,086 of cash from operating activities. For the three months ended June 30, 2016, cash used in operating activities was $297, which represented the net loss for the period.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, (i) our sponsor has committed to loan us up to an aggregate of $500,000, to be provided to us in the event that funds held outside of the trust account are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination and (ii) our Sponsor, one or more affiliates of our Sponsor or certain of our officers or directors may, but are not obligated to, loan us any additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into working capital loan warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The working capital loan warrants would be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period except that, (i) such warrants would not be exercisable more than five years from the Initial Public Offering Closing Date and (ii) pursuant to FINRA Rule 5110(g)(1), such warrants, and the shares of common stock issuable upon exercise of such warrants, shall be subject to certain additional restrictions on transfer. Other than as set forth above, the terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

The Company has 18 months from the Closing Date to complete an initial business combination (or 21 months from the Closing Date if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the Closing Date but has not completed an initial business combination within such 18 month period). If the Company is unable to complete an initial business combination within such 18- or 21-month period (as applicable), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and it does not conduct redemptions pursuant to the tender offer rules, the second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its public shares with respect to an aggregate of 20.0% or more of the shares sold in its Initial Public Offering without the Company’s consent. However, there will be no restriction on the Company’s stockholders’ ability to vote all of their public shares for or against an initial business combination.

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

Off-balance sheet financing arrangements; Commitments and Contractual Obligations

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through June 30, 2017 consisted solely of organizational activities and preparation activities relating to our Initial Public Offering.

In connection with our Initial Public Offering, the funds held in the trust account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions under Rule 2a-7 of the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2017 for information regarding known material risks that could affect our business, results of operations, financial condition and liquidity. These known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

ITE M 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On June 9, 2014 and prior to our conversion from a Delaware limited liability company to a Delaware corporation on January 3, 2017 (our “Conversion”), an affiliate of our Sponsor (“MIHI”) purchased 100 of our common units for an aggregate purchase price of $25,000. Prior to this initial investment, we had no assets, tangible or intangible. In conjunction with, and effective upon, the Conversion: (i) our name was changed from M Acquisition Company I LLC to Modern Media Acquisition Corp.; (ii) our 100 common units were converted into 100 shares of our common stock; and (iii) our 100 shares of common stock were contributed by MIHI to our Sponsor. On February 15, 2017, we completed the Stock Split. Our Sponsor subsequently sold certain of its shares to certain of our officers and/or directors and separately surrendered 2,875,000 of its shares to us for no consideration. On May 11, 2017, we declared and paid the Stock Dividend. All stockholders other than our Sponsor surrendered to us for no consideration the shares received by them pursuant to the Stock Dividend. As a result thereof, the total number of Founder Shares outstanding increased from 4,312,500 to 5,175,000 and the number of Founder Shares held by our Sponsor increased from 4,212,500 to 5,075,000.

Simultaneously with the closing of the Initial Public Offering, our sponsor purchased an aggregate of 7,320,000 private placement warrants at a price of $1.00 per warrant. Each private placement warrant is exercisable to purchase one share of our common stock at $11.50 per share, subject to certain adjustments.

The sales of the above securities by the Company were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On May 11, 2017, our registration statements on Form S-1 (File Nos. 333-216546 and 333-217913) were declared effective by the SEC pursuant to which we sold 20,700,000 units at an offering price to the public of $10.00 per unit generating gross proceeds of $207,000,000. Macquarie Capital (USA) Inc., EarlyBirdCapital, Inc., Cowen and Company, LLC and I-Bankers Securities, Inc. acted as underwriters in the Initial Public Offering. Macquarie Capital (USA) Inc. is an affiliate of MIHI, which owns 50% of our sponsor. After deducting the underwriting discounts and commissions (excluding the deferred discount, which amount will be payable upon the consummation of our initial business combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the sale of the private placement warrants described above were $209,070,000, which was placed in the trust account maintained by the Trustee.

We have incurred approximately $12.3 million for costs and expenses related to the Initial Public Offering. At the closing of the Initial Public Offering, we paid a total of $3,600,000 in underwriting discounts and commissions, including an allocable portion to Macquarie Capital USA (Inc.), an affiliate of our sponsor. In addition, the underwriters agreed to defer $7,785,000 in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our Prospectus. Our sponsor, executive officers and directors have agreed, and our second amended and restated certificate of incorporation provides, that we will have 18 months from the Closing Date to complete our initial business combination (or 21 months from the Closing Date if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 18 months from the Closing Date but have not completed the initial business combination within such 18 month period). If we are unable to complete our initial business combination within such 18-month period (or 21-month period, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The gross proceeds of $209,070,000 from the Initial Public Offering and the sale of the private placement warrants was deposited in the Trust Account. As of June 30, 2017, approximately $923,000 was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Repurchases of Equity Securities

During the three months ended June 30, 2017, we did not repurchase any shares of our common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer (Rule 13a-14a)

31.2	Certificate of the Principal Financial Officer (Rule 13a-14a)

32.1	Certificate of Principal Executive Officer (Section 1350)

32.2	Certificate of Principal Financial Officer (Section 1350)

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDIA ACQUISITION CORP.

August 10, 2017	By:	/s/ Lewis W. Dickey, Jr.
		Name:	Lewis W. Dickey, Jr.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2017	By:	/s/ William Drewry
		Name:	William Drewry
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)