Form 10-Q
period 2017-09-30
Modern Media Acquisition Corp.
filed 2017-11-14
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 25,875,000 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$840,275	$30,005
Prepaid and other current assets	55,892	—

Total Current Assets	896,167	30,005
Cash and marketable securities held in Trust Account	209,550,060	—
Deferred offering costs	—	210,946

Total Assets	$210,446,227	$240,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$180,246	$—
Income taxes payable	129,220	—
Accrued offering costs	—	69,000
Promissory note – related party	—	150,000

Total Current Liabilities	309,466	219,000
Deferred underwriting fees	7,785,000	—
Deferred legal fees payable	300,000	—

Total Liabilities	8,394,466	219,000

Commitments and Contingencies (See note 6)
Common stock subject to possible redemption, $0.0001 par value; 19,510,075 and -0- shares at redemption value of $10.10 as of September 30, 2017 and March 31, 2017, respectively	197,051,757	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,364,925 and 5,175,000 shares issued and outstanding (excluding 19,510,075 and -0- shares subject to possible redemption) as of September 30, 2017 and March 31, 2017, respectively	637	518
Additional paid-in capital	4,983,335	24,482
Retained earnings (accumulated deficit)	16,032	(3,049)

Total Stockholders’ Equity	5,000,004	21,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,446,227	$240,951

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Operating costs	$173,653	$302	$331,759	$599

Loss from operations	(173,653)	(302)	(331,759)	(599)
Interest income	429,200	—	480,060	—

Income (loss) before provision for income taxes	255,547	(302)	148,301	(599)
Provision for income taxes	(129,220)	—	(129,220)	—

Net Income (Loss)	$126,327	$(302)	$19,081	$(599)

Weighted average shares outstanding (1):
Basic	6,377,433	5,175,000	6,064,176	5,175,000

Diluted	25,875,000	5,175,000	20,643,132	5,175,000

Basic and diluted net income (loss) per common share:
Basic	$0.02	$(0.00)	$0.00	$(0.00)

Diluted	$0.00	$(0.00)	$0.00	$(0.00)

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – April 1, 2017(1)	5,175,000	$518	$24,482	$(3,049)	$21,951
Sale of 20,700,000 Units, net of underwriting discount and offering expenses of $12,309,271	20,700,000	2,070	194,688,659	—	194,690,729
Sale of 7,320,000 Private Placement Warrants	—	—	7,320,000	—	7,320,000
Common stock subject to redemption	(19,510,075)	(1,951)	(197,049,806)	—	(197,051,757)
Net income	—	—	—	19,081	19,081

Balance – September 30, 2017	6,364,925	$637	$4,983,335	$16,032	$5,000,004

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$19,081	$(599)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(480,060)	—
Changes in operating assets and liabilities:
Prepaid expenses	(55,892)	—
Account payable and accrued expenses	180,246	—
Income taxes payable	129,220

Net cash used in operating activities	(207,405)	(599)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(209,070,000)	—

Net cash used in investing activities	(209,070,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	203,400,000	—
Proceeds from sale of Private Placement Warrants	7,320,000	—
Proceeds from promissory note – related party	200,000	—
Repayment of promissory note – related party	(350,000)	—
Payment of offering costs	(482,325)	—

Net cash provided by financing activities	210,087,675	—

Net Change in Cash	810,270	(599)
Cash – Beginning	30,005	23,275

Cash – Ending	$840,275	$22,676

Non-Cash Investing and Financing Activities:
Deferred underwriting fees charged to additional paid-in capital	$7,785,000	$—

Deferred legal fees charged to additional paid-in capital	$300,000	$—

Initial classification of common stock subject to possible redemption	$197,015,862	$—

Change in value of common stock subject to possible redemption	$35,895	$—

Offering costs charged to additional paid-in capital	$474,446	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Modern Media Acquisition Corp. (the “Company,” “we,” “us” or “our”) was initially formed as a Delaware limited liability company on June 9, 2014 under the name of M Acquisition Company I LLC. On January 3, 2017, the Company converted from a limited liability company to a Delaware C Corporation and changed its name to Modern Media Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or similar business combination with one or more businesses that the Company has not yet identified (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

All activity through September 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and its search for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on May 11, 2017. On May 17, 2017 (the “Closing Date”), the Company completed its Initial Public Offering of 20,700,000 units (“Units” and, with respect to the common stock included in the Units offered, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Units at $10.00 per Unit, generating gross proceeds of $207,000,000. The Units are described in Note 3.

On May 11, 2017, the Company declared and paid to its stockholders a stock dividend (the “Stock Dividend”) of approximately 0.20475 shares for each share then held. As a result thereof, the total number of Founder Shares (as defined in Note 5) outstanding increased from 4,312,500 to 5,175,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,320,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Modern Media Sponsor LLC (the “Sponsor”), generating gross proceeds of $7,320,000, which is described in Note 4.

Transaction costs amounted to $12,309,271, consisting of $3,600,000 of underwriting fees, $7,785,000 of deferred underwriting fees payable (which are held in the Trust Account (as defined below)) and $924,271 of other costs.

Following the closing of the Initial Public Offering, $209,070,000 ($10.10 per Unit) of the net proceeds from the sale of the Units and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund meeting certain conditions under Rule 2a-7 of the Investment Company Act, and will remain in the Trust Account until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Nasdaq Capital Market (“NASDAQ”) rules provide that the Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable on interest earned on the funds held in the Trust Account) at the time of signing a definitive agreement in connection with a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Except as discussed below, the stockholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of the Company’s Business Combination, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares. The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company may proceed

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

with a Business Combination if, upon the completion of such Business Combination, the Company would have net tangible assets of at least $5,000,001, the Company’s Sponsor consents to such Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Company’s Business Combination. If a stockholder vote is not required by law or stock exchange listing requirement and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation, undertake a redemption offer pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules and will file proxy materials with the SEC. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares held by them in favor of a Business Combination.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Second Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to an aggregate of 20.0% or more of the shares sold in the Initial Public Offering without the Company’s consent. However, there will be no restriction on the Company’s stockholders’ ability to vote all of their Public Shares for or against a Business Combination.

The Company has 18 months from the Closing Date to complete a Business Combination (or 21 months from the Closing Date if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 18 months from the Closing Date but has not completed a Business Combination within such 18 month period (the “Combination Period”)). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Company’s public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination during the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share. In order to protect the amounts held in the Trust Account, the Company has entered into an agreement with the Sponsor (the “Indemnifier”), pursuant to which the Indemnifier has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account below a specified threshold. This liability does not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of its Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933 (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Indemnifier will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Indemnifier will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 29, 2017, which contains the Company’s audited financial statements and notes thereto. The financial information as of March 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. The interim results for the three and six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 or March 31, 2017.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and marketable securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, 19,510,075 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs of $12,309,271 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

Prior to January 3, 2017, the Company was a limited liability company and taxed as a partnership; the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to January 3, 2017. Effective January 3, 2017, the Company converted to a C Corporation. Had the Company been subject to federal and state income taxes for the six months ended September 30, 2016, the Company determined that the provision for income taxes would have been insignificant due to the Company’s immaterial net loss for the period presented in the statements of operations, and, accordingly, the Company did not present pro forma income tax disclosures in the accompanying statements of operations for this period to illustrate what the Company’s net loss would have been had the income taxes been provided for as though the Company were subject to taxes as a C Corporation.

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be immaterial as of September 30, 2017 and March 31, 2017.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of September 30, 2017 or March 31, 2017. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering that are convertible into 2,070,000 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Diluted net income per share for the three and six months ended September 30, 2017 includes the impact of 25,875,000 and 20,643,132 shares of common stock, respectively.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017 and March 31, 2017, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 7,320,000 Private Placement Warrants at $1.00 per warrant (for an aggregate purchase price of $7,320,000). Each Private Placement Warrant is exercisable to purchase one share of the Company’s common stock at $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. There are no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the required redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2014, the Company was formed by MIHI LLC (“MIHI”), at which point MIHI paid an aggregate purchase price of $25,000, or approximately $250.00 per share, for its ownership interest in the Company. Prior to this initial investment, the Company had no assets, tangible or intangible. In January 2017, MIHI transferred its ownership interest in the Company, consisting of 100 shares of the Company’s common stock, to the Sponsor for no consideration. The per share price for the common stock was determined by dividing the amount initially contributed to the Company by the number of common stock issued. On February 15, 2017, the Company completed a 71,875 to one stock split (the “Stock Split”) of its common stock and, as a result, 7,187,500 shares of the Company’s common stock were outstanding (the “Founder Shares”). The Sponsor subsequently sold certain of such shares to certain of the Company’s officers and/or directors, and thereafter, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration. On May 11, 2017, the Company declared and paid to its stockholders the Stock Dividend of approximately 0.20475 shares for each share then held. All of the stockholders other than the Sponsor surrendered to the Company for no consideration the shares of common stock received by them in the Stock Dividend. As a result thereof, the total number of Founder Shares outstanding increased from 4,312,500 to 5,175,000 and the number of Founder Shares held by the Sponsor increased from 4,212,500 to 5,075,000.

The holders of the Founder Shares have agreed not to transfer, assign or sell any of their Founder Shares (except to certain permitted transferees) until the earlier of one year after the completion of a Business Combination or earlier if, subsequent to a Business Combination, (i) the last reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Promissory Note — Related Party

As of March 31, 2017, the Company’s Sponsor had committed to provide loans to the Company of up to $650,000 for expenses related to the Company’s formation and the Initial Public Offering. The loans were non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. The loans totaling $300,000 were repaid on the Closing Date. As of September 30, 2017 and March 31, 2017, amounts outstanding under the loans were $0 and $150,000, respectively.

Related Party Loans

In order to finance potential transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000 in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants with respect to exercise price, exercisability and exercise period, except as provided in the Company’s registration statement filed in connection with the Initial Public Offering. There were no Working Capital Loans outstanding as of September 30, 2017 or March 31, 2017.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $300,000 upon the consummation of a Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fee.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2017 and March 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At September 30, 2017 and March 31, 2017, there were 6,364,925 and 5,175,000 shares of common stock issued and outstanding, respectively (excluding 19,510,075 and 0 shares, respectively, of common stock subject to possible redemption).

Rights — Each holder of a Public Right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such Public Right redeems all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the Public Rights. No additional consideration will be required to be paid by a holder of Public Rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of Public Rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a Public Right will be required to affirmatively covert its Public Rights in order to receive 1/10 of one share underlying each Public Right (without paying additional consideration) upon the consummation of a Business Combination. The shares issuable upon exchange of the Public Rights will be freely tradable (except to the extent held by affiliates of the Company).

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

The Company may redeem the Public Warrants (the “30-day redemption period”):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption;

•	if, and only if, the last reported closing price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, there is an effective registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as is described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below their exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	March 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$209,550,060	$—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our expected financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements” below, and to the Risk Factors section of our Annual Report on Form 10-K for the year ended March 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of September 30, 2017, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account.

For the three and six months ended September 30, 2017, we had net income of $126,327 and $19,081, respectively, which consisted of interest income on marketable securities held in the trust account of $429,200 and $480,060, offset by operating costs of $173,653 and $331,759, respectively, and a provision for income taxes of $129,220 in both periods.

For the three and six months ended September 30, 2016, we had a net loss of $302 and $599, respectively, which consisted of operating costs.

We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the evaluation of a potential initial business combination.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous sale of the private placement warrants generated gross proceeds to the Company of $214,320,000. Related transaction costs amounted to $12,309,271, consisting of $3,600,000 of underwriting fees, $7,785,000 of deferred underwriting commissions payable (which are held in the trust account) and $924,271 of other costs. As of September 30, 2017, $840,275 of cash was held outside of the trust account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Following the closing of the Initial Public Offering, $209,070,000 ($10.10 per unit) of the net proceeds from the sale of the units and the private placement warrants was placed in the trust account, and has been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund meeting certain conditions under Rule 2a-7 of the Investment Company Act.

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $209,550,060 (including approximately $480,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $50,000 of any dissolution expenses. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the six months ended September 30, 2017, cash used in operating activities was $207,405, consisting primarily of net income of $19,081 and interest earned on cash and marketable securities held in the Trust Account of $480,060. Changes in operating assets and liabilities provided $253,574 of cash from operating activities. For the six months ended September 30, 2016, cash used in operating activities was $599, which represented the net loss for the period.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable), excluding the deferred underwriting commissions, to complete our initial business combination. Prior thereto, we may withdraw interest from the Trust Account only to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amounts in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, (i) our sponsor has committed to loan us up to an aggregate of $500,000, to be provided to us in the event that funds held outside of the trust account are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination and (ii) our Sponsor, one or more affiliates of our Sponsor or certain of our officers or directors may, but are not obligated to, loan us any additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into working capital loan warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The working capital loan warrants will be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period except that, (i) such warrants would not be exercisable more than five years from the Initial Public Offering Closing Date and (ii) pursuant to FINRA Rule 5110(g)(1), such warrants, and the shares of common stock issuable upon exercise of such warrants, shall be subject to certain additional restrictions on transfer. Other than as set forth above, the terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

The Company is obligated to pay deferred legal fees of $300,000 upon the consummation of a Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fee.

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

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through September 30, 2017 consisted solely of organizational activities, preparation activities relating to our Initial Public Offering and reviews of opportunities to enter into an initial business combination.

In connection with our Initial Public Offering, the funds held in the trust account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund meeting certain conditions under Rule 2a-7 of the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending or, to our knowledge, threatened against us or any members of our management team in their capacity as such.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Simultaneously with the closing of the Initial Public Offering, our sponsor purchased an aggregate of 7,320,000 private placement warrants at a price of $1.00 per warrant. Each private placement warrant is exercisable to purchase one share of our common stock at $11.50 per share, subject to certain adjustments. See Note 7 of the notes to our unaudited condensed financial statements elsewhere herein.

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

The net proceeds of $209,070,000 from the Initial Public Offering and the sale of the private placement warrants was deposited in the trust account. As of September 30, 2017, approximately $587,000 of working capital was available to pay business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Repurchases of Equity Securities

During the six months ended September 30, 2017, we did not repurchase any shares of our common stock.

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

MODERN MEDIA ACQUISITION CORP.

November 14, 2017	By:	/s/ Lewis W. Dickey, Jr.
		Name:	Lewis W. Dickey, Jr.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

November 14, 2017	By:	/s/ William Drewry
		Name:	William Drewry
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)