Form 10-Q
period 2017-12-31
Modern Media Acquisition Corp.
filed 2018-02-12
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 12, 2018, there were 25,875,000 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$669,398	$30,005
Prepaid and other current assets	23,367	—

Total Current Assets	692,765	30,005
Cash and marketable securities held in Trust Account	210,024,456	—
Deferred offering costs	—	210,946

Total Assets	$210,717,221	$240,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$171,836	$—
Income taxes payable	281,680	—
Accrued offering costs	—	69,000
Promissory note – related party	—	150,000

Total Current Liabilities	453,516	219,000
Deferred underwriting fees	7,785,000	—
Deferred legal fees payable	300,000	—

Total Liabilities	8,538,516	219,000

Commitments and Contingencies (See note 6)
Common stock subject to possible redemption, $0.0001 par value; 19,522,643 and -0- shares at redemption value of $10.10 as of December 31, 2017 and March 31, 2017, respectively	197,178,694	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,352,357 and 5,175,000 shares issued and outstanding (excluding 19,522,643 and -0- shares subject to possible redemption) as of December 31, 2017 and March 31, 2017, respectively	636	518
Additional paid-in capital	4,856,399	24,482
Retained earnings (accumulated deficit)	142,976	(3,049)

Total Stockholders’ Equity	5,000,011	21,951

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,717,221	$240,951

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Operating costs	$194,992	$340	$526,751	$939

Loss from operations	(194,992)	(340)	(526,751)	(939)
Interest income	474,396	—	954,456	—

Income (loss) before provision for income taxes	279,404	(340)	427,705	(939)
Provision for income taxes	(152,460)	—	(281,680)	—

Net Income (Loss)	$126,944	$(340)	$146,025	$(939)

Weighted average shares outstanding (1) :
Basic	6,364,925	5,175,000	6,165,157	5,175,000

Diluted	25,875,000	5,175,000	22,399,818	5,175,000

Basic and diluted net income (loss) per common share:
Basic	$0.02	$(0.00)	$0.02	$(0.00)

Diluted	$0.00	$(0.00)	$0.01	$(0.00)

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

				Retained Earnings	Total
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Stockholders’ Equity
	Shares	Amount
Balance – April 1, 2017 (1)	5,175,000	$518	$24,482	$(3,049)	$21,951
Sale of 20,700,000 Units, net of underwriting discount and offering expenses of $12,309,271	20,700,000	2,070	194,688,659	—	194,690,729
Sale of 7,320,000 Private Placement Warrants	—	—	7,320,000	—	7,320,000
Common stock subject to redemption	(19,522,643)	(1,952)	(197,176,742)	—	(197,178,694)
Net income	—	—	—	146,025	146,025

Balance – December 31, 2017	6,352,357	$636	$4,856,399	$142,976	$5,000,011

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$146,025	$(939)
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(954,456)	—
Changes in operating assets and liabilities:
Prepaid expenses	(23,367)	—
Accounts payable and accrued expenses	171,836	—
Income taxes payable	281,680

Net cash used in operating activities	(378,282)	(939)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(209,070,000)	—

Net cash used in investing activities	(209,070,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	203,400,000	—
Proceeds from sale of Private Placement Warrants	7,320,000	—
Proceeds from promissory note – related party	200,000	—
Repayment of promissory note – related party	(350,000)	—
Payment of offering costs	(482,325)	—

Net cash provided by financing activities	210,087,675	—

Net Change in Cash	639,393	(939)
Cash – Beginning	30,005	23,275

Cash – Ending	$669,398	$22,336

Non-Cash Investing and Financing Activities:
Deferred underwriting fees charged to additional paid-in capital	$7,785,000	$—

Deferred legal fees charged to additional paid-in capital	$300,000	$—

Initial classification of common stock subject to possible redemption	$197,015,862	$—

Change in value of common stock subject to possible redemption	$162,832	$—

Offering costs charged to additional paid-in capital	$924,271	$—

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

All activity through December 31, 2017 and 2016 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and its search for a Business Combination.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has until November 17, 2018 to complete a Business Combination (or February 17, 2019 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by November 17, 2018 but has not completed a Business Combination by such date (the “Combination Period”)). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Company’s public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity

As of December 31, 2017, the Company had approximately $669,000 in its operating bank account, approximately $954,000 of interest available to pay for franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital of approximately $239,000.

Through December 31, 2017, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $350,000 in loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the loans from the Sponsor in full on May 17, 2017.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or November 17, 2018, the scheduled liquidation date. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2017 as filed with the SEC on June 29, 2017, which contains the Company’s audited financial statements and notes thereto. The financial information as of March 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. The interim results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ending March 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 or March 31, 2017.

Cash and marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash and marketable securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, 19,522,643 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs of $12,309,271 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Income taxes

Prior to January 3, 2017, the Company was a limited liability company and taxed as a partnership; the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to January 3, 2017. Effective January 3, 2017, the Company converted to a C Corporation. Had the Company been subject to federal and state income taxes for the nine months ended December 31, 2017, the Company determined that the provision for income taxes would have been insignificant due to the Company’s immaterial net loss for the period presented in the statements of operations, and, accordingly, the Company did not present pro forma income tax disclosures in the accompanying statements of operations for this period to illustrate what the Company’s net loss would have been had the income taxes been provided for as though the Company were subject to taxes as a C Corporation.

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be immaterial as of December 31, 2017 and March 31, 2017.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of December 31, 2017 or March 31, 2017. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering that are convertible into 2,070,000 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Diluted net income per share for the three and nine months ended December 31, 2017 includes the impact of 25,875,000 and 22,399,818 shares of common stock, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017 and March 31, 2017, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Promissory Note — Related Party

As of March 31, 2017, the Company’s Sponsor had committed to provide loans to the Company of up to $650,000 for expenses related to the Company’s formation and the Initial Public Offering. The loans were non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. The loans totaling $300,000 were repaid on the Closing Date. As of December 31, 2017 and March 31, 2017, amounts outstanding under the loans were $0 and $150,000, respectively.

Related Party Loans

In order to finance potential transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000 in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants with respect to exercise price, exercisability and exercise period, except as provided in the Company’s registration statement filed in connection with the Initial Public Offering. There were no Working Capital Loans outstanding as of December 31, 2017 or March 31, 2017.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2017 and March 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At December 31, 2017 and March 31, 2017, there were 6,352,357 and 5,175,000 shares of common stock issued and outstanding, respectively (excluding 19,522,643 and 0 shares, respectively, of common stock subject to possible redemption).

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	March 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$210,024,456	$—

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

Results of Operations

As of December 31, 2017, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account.

For the three and nine months ended December 31, 2017, we had net income of $126,944 and $146,025, respectively, which consisted of interest income on marketable securities held in the trust account of $474,396 and $954,456, offset by operating costs of $194,992 and $526,751, respectively, and a provision for income taxes of $152,460 and $281,680, respectively.

For the three and nine months ended December 31, 2016, we had a net loss of $340 and $939, respectively, which consisted of operating costs.

We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with the evaluation of a potential initial business combination.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous sale of the private placement warrants generated gross proceeds to the Company of $214,320,000. Related transaction costs amounted to $12,309,271, consisting of $3,600,000 of underwriting fees, $7,785,000 of deferred underwriting commissions payable (which are held in the trust account) and $924,271 of other costs. As of December 31, 2017, $669,398 of cash was held outside of the trust account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

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

As of December 31, 2017, we had cash and marketable securities held in the Trust Account of $210,024,456 (including approximately $954,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $50,000 of any dissolution expenses. Through December 31, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the nine months ended December 31, 2017, cash used in operating activities was $378,282. Interest earned on cash and marketable securities held in the Trust Account was $954,456, which offset net income of $146,025. Changes in operating assets and liabilities provided $430,149 of cash from operating activities. For the nine months ended December 31, 2016, cash used in operating activities was $939, which represented the net loss for the period.

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

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through December 31, 2017 consisted solely of organizational activities, preparation activities relating to our Initial Public Offering and reviews of opportunities to enter into an initial business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

Please refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2017 for information regarding known material risks that could affect our business, results of operations, financial condition and liquidity. These known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, results of operations, financial condition and liquidity in future periods.

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

Use of Proceeds

On May 11, 2017, our registration statements on Form S-1 (File Nos. 333-216546 and 333-217913) were declared effective by the SEC pursuant to which we sold 20,700,000 units at an offering price to the public of $10.00 per unit generating gross proceeds of $207,000,000. Macquarie Capital (USA) Inc., EarlyBirdCapital, Inc., Cowen and Company, LLC and I-Bankers Securities, Inc. acted as underwriters in the Initial Public Offering. Macquarie Capital (USA) Inc. is an affiliate of MIHI, which owns 50% of our sponsor. After deducting the underwriting discounts and commissions (excluding the deferred discount, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the sale of the private placement warrants described above were $209,070,000, which was placed in the trust account maintained by the Trustee.

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

The net proceeds of $209,070,000 from the Initial Public Offering and the sale of the private placement warrants was deposited in the trust account. As of December 31, 2017, approximately $239,000 of working capital was available to pay business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Repurchases of Equity Securities

During the nine months ended December 31, 2017, we did not repurchase any shares of our common stock.

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

MODERN MEDIA ACQUISITION CORP.

February 12, 2018	By:	/s/ Lewis W. Dickey, Jr.
		Name:	Lewis W. Dickey, Jr.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

February 12, 2018	By:	/s/ William Drewry
		Name:	William Drewry
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)