Form 10-K
period 2018-03-31
Modern Media Acquisition Corp.
filed 2018-06-28
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

The aggregate market value of the voting and non-voting equity securities held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, September 30, 2017, as reported on the Nasdaq Capital Market, was approximately $202,032,000.

As of June 25, 2018, there were 25,875,000 shares of the Company’s common stock, $0.0001 par value, issued and outstanding.

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

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination (described below) with an operating business, but we are not able to determine at this time whether we will complete a business combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants (described below), our capital stock, debt or a combination of cash, stock and debt. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

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

The holders of our units may elect to separately trade the common stock, rights and warrants comprising the units on the Nasdaq Capital Market under the symbols “MMDM,” “MMDMR” and “MMDMW,” respectively. Those units not separated will continue to trade on the Nasdaq Capital Market under the symbol “MMDMU.”

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

Our President, CEO and Chairman, Lewis W. Dickey, Jr., is the former Chairman, President and CEO of Cumulus Media Inc. (“Cumulus”). Cumulus is the country’s second largest radio company, owning and operating 445 stations in 90 markets and the WestwoodOne radio network. Mr. Dickey co-founded Cumulus in 1997, and in 2000 became its Chairman and CEO. During his 19 years at Cumulus, Mr. Dickey built the company through over 150 separate transactions, growing the company from a startup to more than $1.2 billion in annual revenue and 6,500 employees.

Mr. Dickey is also co-founder and chairman of DM Luxury, LLC (“DM”) which acquired Modern Luxury Media (“Modern Luxury”), a publisher of luxury lifestyle magazines, in 2010, out of receivership, for $25 million, approximately three years after it was sold for $250 million. At the time of DM’s purchase, Modern Luxury had annual losses of approximately $5 million and cash revenue of approximately $41 million. Over the last seven years, DM has increased its cash revenue, becoming profitable, and we believe it is now the country’s largest regional magazine company with 67 magazines in 19 luxury markets,] and it continues to expand as a premier local brand activation platform for the luxury market. [TO UPDATE/CONFIRM STATISTICS] Mr. Dickey’s partner in DM is an affiliate of Macquarie, which, as described below, is an affiliate of our sponsor.

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

Our sponsor is 50% owned by MIHI, a wholly owned subsidiary of Macquarie and a part of Macquarie Capital. Macquarie is a global provider of financial, advisory, investment and funds management services. Macquarie’s main business focus is generating returns to investors and stockholders by providing a diversified range of services to clients. Macquarie acts on behalf of institutional, corporate and retail clients and counterparties around the world. Founded in 1969, Macquarie operates in 25 countries, employs approximately 14,470 people and has assets under management of over $380 billion (as of March 31, 2018).

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

Since the completion of our IPO, we have communicated with our management team’s and Macquarie Capital’s network of relationships to articulate the parameters for our search for a potential target initial business combination and pursued and reviewed potential opportunities.

Business Combination Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and, in evaluating prospective target businesses, we conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We are using, and expect to continue to use, these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria or guidelines.

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

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date). Neither Macquarie nor any of its affiliates (other than our sponsor) has entered into such an agreement, and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

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

Status as a Public Company

We believe our status as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we will be able to offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective process to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available for a business combination in the amount of approximately $203,276,000 (assuming no redemptions and after payment of $7,785,000 of deferred underwriting commissions), we believe we have the ability to offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we expect that we will be able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we will have the flexibility to use an efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We have granted Macquarie Capital, an affiliate of our sponsor, a right of first refusal for a period of 36 months from the IPO Closing Date to provide to us certain financial advisory, underwriting, capital raising, and other services for which it may receive fees.

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

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, other initial stockholders, directors, executive officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market prior to the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information; and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it may be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date to be set forth in the tender offer documents or proxy materials we will furnish to such holders, or, up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC

(Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we furnish our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If any proposed initial business combination is not completed, we may continue to try to complete our initial business combination with a different target until November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have until November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date) to complete our initial business combination. If we are unable to complete our business combination by November 17, 2018 (or February 17, 2019, as applicable), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable).

Our initial stockholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date). However, if our initial stockholders or other members of our management team acquire public shares now or in the future, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable).

The underwriters in our IPO have agreed to waive their rights to their deferred underwriting commissions being held in the trust account in the event we do not complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable) and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our shares of common stock.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Prior to acquiring any securities from our initial stockholders, directors or officers, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restrictions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our executive officers will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our executive officers believe that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where executive officers are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of March 31, 2018 we had access to up to approximately $558,000 of cash with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following November 17, 2018 (or February 17, 2019, as applicable) in the event that we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by November 17, 2018 (or February 17, 2019, as applicable), is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by November 17, 2018 (or February 17, 2019, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income earned on the trust account (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable) or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Second Amended and Restated Certificate of Incorporation

Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the completion of our initial business combination. If we seek to amend any provisions of our second amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they currently have or may acquire in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

•	prior to the completion of our initial business combination, we will either: (i) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable); or (ii) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•	we will complete our initial business combination only if we have net tangible assets of at least $5,000,001 upon such completion;

•	if our initial business combination is not completed by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date), then our existence will terminate and we will distribute all amounts in the trust account; and

•	prior to our initial business combination, we may not issue additional common stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash to our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable). Neither Macquarie nor any of its affiliates (other than the sponsor) has entered into such an agreement and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

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

Periodic Reporting and Financial Information

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. You may read and copy any materials filed by us at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may also obtain information from the SEC-maintained web site (http://www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The contents of this website are not a part of, or incorporated by reference into, this filing. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by an independent registered public accounting firm.

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

As required by the Sarbanes-Oxley Act, only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our auditors have expressed substantial doubt as to our ability to continue as a going concern in their report.

In its report on our financial statements for the year ended March 31, 2018, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. In this instance, a “going concern” opinion means that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by November 17, 2018 (or February 17, 2019, as applicable).

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares and liquidate.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination; (ii) the redemption of all of our public shares if we are unable to complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date), subject to applicable law and as further described herein; and (iii) the redemption of our public shares properly submitted in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not completed our initial business combination by November 17, 2018 (or February 17, 2019, as applicable). In addition, if our plan to redeem our public shares if we are unable to complete our initial business combination within the allotted time period is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the allotted time period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

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

Our second amended and restated certificate of incorporation provides that if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group”

(as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A stockholder’s inability to redeem its Excess Shares will reduce its influence over our ability to complete our initial business combination and such stockholder could suffer a material loss on its investment in us if it sells its Excess Shares in open market transactions. Additionally, such stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, such stockholder will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell its shares in open market transactions, potentially at a loss.

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

If the funds not being held in the trust account are insufficient to allow us to operate through November 17, 2018 (or February 17, 2019, as applicable), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate through November 17, 2018 (or February 17, 2019, as applicable), assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

Of the net proceeds from our IPO and the sale of the private placement warrants, as of March 31, 2018 only approximately $558,000 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we may need to sell dilutive equity securities, or would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Other than as set forth herein, none of our sponsor, members of our management team or any of their affiliates is under any obligation to loan funds to us. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.10 per share, or possibly less than $10.10 per share, on our redemption of our public shares and our rights and warrants will expire worthless.

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our executive officers will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our executive officers believe that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following November 17, 2018 (or February 17, 2019, as applicable) in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL will require us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

We have not registered the shares of common stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th day after the closing of our initial business combination, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities

Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

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

The founder shares are identical to the shares of common stock included in the units sold in our IPO, except that: (i) the founder shares are subject to certain transfer restrictions; (ii) our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the IPO in connection with the completion of our initial business combination, (b) to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the IPO in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we fail to complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date), (c) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable) (although our initial stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); and (iii) the founder shares will have certain registration rights. In addition, our officers and directors have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the IPO.

The financial interests of our initial stockholders may influence their motivation in completing our initial business combination, and the association of our officers with our sponsor may also influence their motivation in identifying and selecting a target business combination, completing our initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as November 17, 2018 (or February 17, 2019, as applicable) nears, which is the deadline for the completion of our initial business combination.

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

Although we currently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the funds available in the Trust Account, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The funds available in the Trust Account that we may use to complete our initial business combination total $210,502,923 as of March 31, 2018 (which includes $7,785,000 of deferred underwriting commissions).

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or other governing instruments in order to effectuate our initial business combination.

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

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

The proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosures in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

(a) Market Information

Our units began trading on the Nasdaq Capital Market under the symbol “MMDMU” on May 12, 2017. On June 7, 2017, the common stock, rights, and warrants comprising the units were eligible to trade separately on the Nasdaq Capital Market under the symbols “MMDM,” “MMDMR,” and “MMDMW,” respectively.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock, rights and warrants as reported on the Nasdaq Capital Market for the period May 12, 2017 through March 31, 2018.

	Units (MMDMU)		Common Stock (MMDM)		Warrants (MMDMW)		Rights (MMDMR)
	High	Low	High	Low	High	Low	High	Low
First Quarter 2017 (1)	$10.40	$10.09	$9.94	$9.68	$0.47	$0.36	$0.40	$0.31
Second Quarter 2017	$12.50	$10.16	$9.79	$9.65	$0.75	$0.36	$0.45	$0.36
Third Quarter 2017	$10.58	$10.35	$9.84	$9.72	$0.55	$0.37	$0.50	$0.35
Fourth Quarter 2017	$10.62	$10.40	$10.24	$9.72	$0.58	$0.35	$0.49	$0.31

(1)	The high and low trade prices per share of the units for the second quarter of 2017 covers the period starting May 12, 2017 through June 30, 2017. The high and low trade prices per share of common stock, per right and per warrant for the second quarter of 2017 covers the period from June 7, 2017 through June 30, 2017.

On June 25, 2018, our common stock had a closing price of $9.95, our rights had a closing price of $0.48, our warrants had a closing price of $0.66 and our units had a closing price of $10.80.

(b) Holders

As of June 25, 2018, there were seven holders of record of our common stock and one holder of record of each of our units, our separately traded rights, and our separately traded warrants. These amounts do not include “beneficial holders” who hold our securities in “street name” through brokers, dealers or other clearing agencies.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The graph below compares the cumulative total return for our common stock from June 7, 2017 (the first day on which our common stock traded separately) through March 31, 2018 with the comparable cumulative return of three indices: the Dow Jones Industrial Average Index (“DJIA”), NASDAQ and the S&P 500 Index (“S&P 500”). The graph assumes $100 invested on June 7, 2017 in each of our common stock and the three indices presented, assuming the reinvestment of any dividends.

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

Use of Proceeds

On May 11, 2017, our registration statements on Form S-1 (File Nos. 333-216546 and 333-217913) were declared effective by the SEC pursuant to which we sold 20,700,000 units at an offering price to the public of $10.00 per unit generating gross proceeds of $207,000,000. Macquarie Capital, EarlyBirdCapital, Inc., Cowen and Company, LLC and I-Bankers Securities, Inc. acted as underwriters in the IPO. Macquarie Capital is an affiliate of MIHI, which owns 50% of our sponsor.

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

We have incurred approximately $12 million for costs and expenses related to the IPO. At the closing of the IPO, we paid a total of $3,600,000 in underwriting discounts and commissions, including an allocable portion to Macquarie Capital, an affiliate of our sponsor. In addition, the underwriters agreed to defer $7,785,000 in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. Our sponsor, executive officers and directors have agreed, and our second amended and restated certificate of incorporation provides, that we must complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date). If we are unable to complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Gross proceeds from the IPO of $209,070,000 and the sale of the private placement warrants was deposited in the Trust Account. As of March 31 2018 approximately $558,000 was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

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

Statement of Operations Data:

	Year Ended March 31,			June 9, 2014 (inception) Through March 31,
	2018	2017	2016	2015
Operating costs	$670,812	$324	$1,187	$1,538

Net income (loss)	$452,594	$(324)	$(1,187)	$(1,538)

Weighted average shares outstanding, basic and diluted (1)
Basic	6,208,603	5,175,000	5,175,000	5,175,000

Diluted	23,209,521	5,175,000	5,175,000	5,175,000

Net income (loss) per common share
Basic	$0.07	$(0.00)	$(0.00)	$(0.00)

Diluted	$0.02	$(0.00)	$(0.00)	$(0.00)

(1)	On May 11, 2017, the Company declared and paid to its stockholders a stock dividend of approximately 0.20475 shares for each share then held. As a result thereof, the total number of Founder Shares outstanding increased from 4,312,500 to 5,175,000. All stockholders other than our sponsor surrendered to us for no consideration the shares received by them pursuant to the stock dividend. As a result, 5,175,000 Founder Shares are outstanding.

Balance Sheet Data:

	As of March 31,
	2018	2017	2016
Working capital (deficiency)	$67,351	$(188,995)	$22,275
Total assets	$211,103,404	$240,951	$23,275
Total liabilities	$8,618,130	$219,000	$1,000
Total stockholders’ equity	$5,000,005	$21,951	$22,275

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

Results of Operations

As of March 31, 2018, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account.

For the year ended March 31, 2018, we had net income of $452,594, which consisted of interest income on marketable securities held in the trust account of $1,558,909, offset by operating costs of $670,812 and a provision for income taxes of $435,503.

For the year ended March 31, 2017, we had a net loss of $324, which consisted of operating costs.

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

The completion of the IPO and simultaneous sale of the private placement warrants generated gross proceeds to the Company of $214,320,000. Related transaction costs amounted to $12,309,271, consisting of $3,600,000 of underwriting fees, $7,785,000 of deferred underwriting commissions payable (which are held in the trust account) and $924,271 of other costs. As of March 31, 2018, $558,398 of cash was held outside of the trust account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

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

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $210,502,923 (including approximately $1,559,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $50,000 of any dissolution expenses. Through March 31, 2018, we had withdrawn approximately $126,000 of interest earned on the trust account balance for taxes. In June 2018, we withdrew an additional $50,375 of interest earned to pay taxes.

For the year ended March 31, 2018, cash used in operating activities was $615,268. Net income of $452,594 was impacted by interest earned on cash and marketable securities held in the trust account of $1,558,909, which is excluded from operations. Changes in operating assets and liabilities provided $491,047 of cash from operating activities.

For the year ended March 31, 2017, cash used in operating activities was $1,324. Changes in operating liabilities used $1,000 of cash from operating activities, resulting in a net loss of $324.

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

The Company has until November 17, 2018 to complete an initial business combination (or February 17, 2019 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but has not completed an initial business combination by such date). If the Company is unable to complete an initial business combination by November 17, 2018 (or February 17, 2019, as applicable), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

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

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,600,000 in the aggregate, upon the closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.38 per Unit, or $7,785,000 in the aggregate.

The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

The Company is obligated to pay deferred legal fees of $300,000 upon the consummation of an initial business combination for services performed in connection with the IPO. If no business combination is consummated, the Company will not be obligated to pay such fee.

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

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through March 31, 2018 consisted solely of organizational activities, preparation activities relating to our IPO and reviews of opportunities to enter into an initial business combination.

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

MODERN MEDIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Modern Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Modern Media Acquisition Corp. (the “Company”) as of March 31, 2018 and 2017, the related statements of operations, changes in stockholders’ equity and cash flows, for the years ended March 31, 2018, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended March 31, 2018, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by November 17, 2018, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2017.

Whippany, New Jersey

June 26, 2018

MODERN MEDIA ACQUISITION CORP.

BALANCE SHEETS

	March 31,
	2018	2017
ASSETS
Current Assets
Cash	$558,398	$30,005
Prepaid expenses and other current assets	42,083	—

Total Current Assets	600,481	30,005

Deferred offering costs	—	210,946
Cash and marketable securities held in Trust Account	210,502,923	—

Total Assets	$211,103,404	$240,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$97,627	$—
Accrued offering costs	—	69,000
Income taxes payable	435,503	—
Promissory note – related party	—	150,000

Total Current Liabilities	533,130	219,000

Deferred underwriting fee payable	7,785,000	—
Deferred legal fee	300,000	—

Total Liabilities	8,618,130	219,000

Commitments and Contingencies (see Note 6)

Common stock subject to possible redemption, $0.0001 par value; 19,552,997 and -0- shares at redemption value of approximately $10.10 and $0 as of March 31, 2018 and 2017, respectively	197,485,269	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding at March 31, 2018 or 2017	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,322,003 and 5,175,000 shares issued and outstanding (excluding 19, 552,997 and -0- shares subject to possible redemption) at March 31, 2018 and 2017, respectively	632	518
Additional paid-in capital	4,549,828	24,482
Retained earnings (accumulated deficit)	449,545	(3,049)

Total Stockholders’ Equity	5,000,005	21,951

Total Liabilities and Stockholders’ Equity	$211,103,404	$240,951

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2018	2017	2016
Operating costs	$670,812	$324	$1,187

Loss from operations	(670,812)	(324)	(1,187)

Interest income	1,558,909	—	—

Income (loss) before provision for income taxes	888,097	(324)	(1,187)
Provision for income taxes	(435,503)	—	—

Net Income (Loss)	$452,594	$(324)	$(1,187)

Weighted average shares outstanding(1):
Basic	6,208,603	5,175,000	5,175,000

Diluted	23,209,521	5,175,000	5,175,000

Basic and diluted net income (loss) per common share:
Basic	$0.07	$(0.00)	$(0.00)

Diluted	$0.02	$(0.00)	$(0.00)

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – April 1, 2015 (1)	5,175,000	$518	$24,482	$(1,538)	$23,462
Net loss	—	—	—	(1,187)	(1,187)

Balance – March 31, 2016 (1)	5,175,000	518	24,482	(2,725)	22,275
Net loss	—	—	—	(324)	(324)

Balance – March 31, 2017 (1)	5,175,000	518	24,482	(3,049)	21,951
Sale of 20,700,000 Units, net of underwriting discount and offering expenses	20,700,000	2,070	194,688,659	—	194,690,729
Sale of 7,320,000 warrants	—	—	7,320,000	—	7,320,000
Common stock subject to redemption	(19,552,997)	(1,956)	(197,483,313)	—	(197,485,269)
Net income	—	—	—	452,594	452,594

Balance – March 31, 2018	6,322,003	$632	$4,549,828	$449,545	$5,000,005

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$452,594	$(324)	$(1,187)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,558,909)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(42,083)	—	—
Accounts payable and accrued expenses	97,627	(1,000)	—
Income taxes payable	435,503	—	—

Net cash used in operating activities	(615,268)	(1,324)	(1,187)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(209,070,000)	—	—
Cash withdrawn from Trust Account	125,986	—	—

Net cash used in investing activities	(208,944,014)	—	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	203,400,000	—	—
Proceeds from sale of private placement warrants	7,320,000	—	—
Proceeds from promissory note – related party	200,000	150,000	—
Repayment of promissory note – related party	(350,000)	—	—
Payment of offering costs	(482,325)	(141,946)	—

Net cash provided by financing activities	210,087,675	8,054	—

Net Change in Cash	528,393	6,730	(1,187)
Cash – Beginning	30,005	23,275	24,462

Cash – Ending	$558,398	$30,005	$23,275

Non-Cash Investing and Financing Activities:
Deferred offering costs included in accrued offering costs	$—	$69,000	$—

Initial classification of common stock subject to redemption	$197,015,862	$—	$—

Change in value of common stock subject to possible redemption	$469,407	$—	$—

Offering costs charged to additional paid in capital	$924,271	$—	$—

Deferred underwriting fees charged to additional paid-in capital	$7,785,000	$—	$—

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

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

All activity through March 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and its search for a Business Combination.

On May 11, 2017, the Company declared and paid to its stockholders a stock dividend (the “Stock Dividend”) of approximately 0.20475 shares for each share then held. As a result thereof and related share forfeitures, the total number of Founder Shares (as defined in Note 5) outstanding increased from 4,312,500 to 5,175,000.

The registration statement for the Company’s Initial Public Offering was declared effective on May 11, 2017. On May 17, 2017 (the “Closing Date”), the Company completed its Initial Public Offering of 20,700,000 units (“Units” and, with respect to the common stock included in the Units, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Units at $10.00 per Unit, generating gross proceeds of $207,000,000. The Units are described in Note 3.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

Liquidity

As of March 31, 2018, the Company had approximately $558,000 in its operating bank account, approximately $1,433,000 of interest available to pay franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital of approximately $67,000.

Through March 31, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (Note 5) to the Sponsor, $350,000 in loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the loans from the Sponsor in full on May 17, 2017.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or the conclusion of the Combination Period. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2018.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 or 2017.

Cash and marketable securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were held in cash and marketable securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, 19,552,997 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering costs

Offering costs consist principally of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs of $12,309,271 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

Prior to January 3, 2017, the Company was a limited liability company and taxed as a partnership; the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to January 3, 2017. Effective January 3, 2017, the Company converted to a C Corporation. Had the Company been subject to federal and state income taxes for the year ended March 31, 2017, the Company determined that the provision for income taxes would have been insignificant due to the Company’s immaterial net loss for the period presented in the statements of operations, and, accordingly, the Company did not present pro forma income tax disclosures in the accompanying statements of operations for this period to illustrate what the Company’s net loss would have been had the income taxes been provided for as though the Company were subject to taxes as a C Corporation.

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be immaterial as of March 31, 2017 and 2016 (see Note 8).

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of March 31, 2018 or 2017. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at March 31, 2018 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at March 31, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering that are convertible into 2,070,000 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Diluted net income per share for the year ended March 31, 2018 includes the impact of 23,209,521 shares of common stock.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and 2017, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2014, the Company was formed by MIHI LLC (“MIHI”), at which point MIHI paid an aggregate purchase price of $25,000, or approximately $250.00 per share, for its ownership interest in the Company. Prior to this initial investment, the Company had no assets, tangible or intangible. In January 2017, MIHI transferred its ownership interest in the Company, consisting of 100 shares of the Company’s common stock, to the Sponsor for no consideration. The per share price for the common stock was determined by dividing the amount initially contributed to the Company by the number of common stock issued. On February 15, 2017, the Company completed a 71,875 to one stock split (the “Stock Split”) of its common stock and, as a result, 7,187,500 shares of the Company’s common stock were outstanding (the “Founder Shares”). The Sponsor subsequently sold certain of such shares to certain of the Company’s officers and/or directors, and thereafter, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration. On May 11, 2017, the Company declared and paid to its stockholders the Stock Dividend. All of the stockholders other than the Sponsor surrendered to the Company for no consideration the shares of common stock received by them in the Stock Dividend. As a result thereof, the total number of Founder Shares outstanding increased from 4,312,500 to 5,175,000 and the number of Founder Shares held by the Sponsor increased from 4,212,500 to 5,075,000.

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

Promissory Note — Related Party

As of March 31, 2017, the Company’s Sponsor had committed to provide loans to the Company of up to $650,000 for expenses related to the Company’s formation and the Initial Public Offering. The loans were non-interest bearing, unsecured and due on the earlier of June 30, 2017 or the closing of the Initial Public Offering. The loans, totaling $300,000, were repaid on the Closing Date. As of March 31, 2018 and 2017, amounts outstanding under the loans were $0 and $150,000, respectively.

Related Party Loans

In order to finance potential transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000 in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants with respect to exercise price, exercisability and exercise period, except as provided in the Company’s registration statement filed in connection with the Initial Public Offering. There were no Working Capital Loans outstanding as of March 31, 2018 or 2017.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At March 31, 2018 and 2017, there were 6,322,003 and 5,175,000 shares of common stock issued and outstanding, respectively (excluding 19,552,997 and 0 shares, respectively, of common stock subject to possible redemption).

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

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

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

March 31, 2018
Deferred tax asset
Startup expenses/Organizational costs	$155,752

Total deferred tax assets	155,752
Valuation allowance	(155,752)

Deferred tax asset, net of allowance	$—

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

The income tax provision consists of the following:

Year Ended March 31, 2018
Federal
Current	$435,503
Deferred	(155,752)
State
Current	—
Deferred	—
Change in valuation allowance	155,752

Income tax provision	$435,503

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended March 31, 2018, the change in the valuation allowance was $155,752.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2018 is as follows:

Year Ended March 31, 2018
Statutory federal income tax rate	31.5%
State taxes, net of federal tax benefit	0.0%
Change in valuation allowance	17.5%

Income tax provision	49.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended March 31, 2018 and 2017 remain open and subject to examination. The Company considers Georgia to be a significant state tax jurisdiction.

9. FAIR VALUE MEASUREMENTS

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	March 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$210,502,923	$—

10. SUMMARIZED QUARTERLY DATA (unaudited)

Following is a summary of the quarterly results of operations for the years ended March 31, 2018 and 2017.

	Three months ended June 30, 2017	Three months ended September 30, 2017	Three months ended December 31, 2017	Three months ended March 31, 2018	Year ended March 31, 2018
Operating costs	$158,106	$173,653	$194,992	$144,061	$670,812

Loss from operations	$(158,106)	$(173,653)	$(194,992)	$(144,061)	$(670,812)

Interest income	$50,860	$429,200	$474,396	$604,453	$1,558,909

Net income (loss)	$(107,246)	$126,327	$126,944	$306,569	$452,594

Weighted average number of common shares outstanding:

Basic	5,743,957	6,377,433	6,364,925	6,352,357	6,208,603

Diluted	5,743,957	25,875,000	25,875,000	25,875,000	23,209,521

Net (loss) income per share:
Basic	$(0.02)	$0.02	$0.02	$0.05	$0.07

Diluted	$(0.02)	$0.00	$0.00	$0.01	$0.02

	Three months ended June 30, 2016	Three months ended September 30, 2016	Three months ended December 31, 2016	Three months ended March 31, 2017	Year ended March 31, 2017
Operating costs	$297	$302	$340	$(615)	$324

Loss (income) from operations	$(297)	$(302)	$(340)	$615	$(324)

Net (loss) income	$(297)	$(302)	$(340)	$615	$(324)

Weighted average number of common shares outstanding: Basic and diluted	5,175,000	5,175,000	5,175,000	5,175,000	5,175,000

Basic and diluted net income (loss) per share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2018, 2017 AND 2016

11. SUBSEQUENT EVENTS

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management, including the principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and may not be detected.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at March 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive offers are as follows:

Name	Age	Title
Lewis W. Dickey, Jr.	56	President, Chief Executive Officer and Chairman
William Drewry	55	Chief Financial Officer
Adam Kagan	43	General Counsel and Assistant Secretary
Blair Faulstich	48	Director
George Brokaw	50	Director
John White	55	Director

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. No such reports were required to be filed during the year ended March 31, 2018.

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

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable). Neither Macquarie nor any of its affiliates (other than the sponsor) has entered into such an agreement and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

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

You should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date). However, if our initial stockholders or any of our officers, directors or affiliates acquire any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (i) one year after the completion of our initial business combination; and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants, and the common stock underlying such warrants, will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Due to the affiliation of our officers and certain of our directors with our sponsor and since our sponsor may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•	Our key personnel may have a conflict of interest with respect to evaluating a potential business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

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

We will not pay our independent directors any annual compensation until the earlier of completion of our initial business combination and our liquidation. We pay each of our Chief Financial Officer and our General Counsel $25,000 per year for their services to us. Our sponsor, officers, directors and any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing our initial business combination. Our audit committee will review on a quarterly basis all payments that are made to our sponsor, officers, directors or our or any of their respective affiliates.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of June 15, 2018 with respect to the beneficial ownership of our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the rights included in our units or the private placement warrants as these rights and warrants are not convertible or exercisable, respectively, within 60 days of June 15, 2018.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Modern Media Sponsor, LLC (1)	5,075,000	19.6%
MIHI LLC (2)	5,075,000	19.6%
Modern Media, LLC (3)	5,075,000	19.6%
Lewis W. Dickey, Jr. (3)	5,075,000	19.6%
William Drewry	15,000	*
Adam Kagan	10,000	*
Blair Faulstich	25,000	*
George Brokaw	25,000	*
John White	25,000	*
All directors and executive officers as a group (6 individuals)	5,175,000	20.00%
Karpus Management, Inc. (4)	2,148,425	9.55%
Polar Asset Management Partners Inc. (5)	1,902,410	7.35%
Pictet Asset Management Ltd (6)	1,600,000	7.11%

*	Less than one percent.
(1)	Modern Media Sponsor, LLC is 50% owned by MIHI and 50% owned by Modern Media, LLC. MIHI and Modern Media, LLC have shared voting and dispositive power with respect to the shares held by Modern Media Sponsor, LLC and, as such, may be deemed to beneficially own the shares held by Modern Media Sponsor, LLC. Each of MIHI and Modern Media, LLC disclaim such beneficial ownership except to the extent of their respective pecuniary interests therein. See Note 2 below for information on the ownership of MIHI. See Note 3 below for information on the ownership of Modern Media, LLC. The business address of Modern Media Sponsor, LLC is 1180 Peachtree Street, N.E., Suite 2400, Atlanta, Georgia 30309.
(2)	MIHI owns 50% of our sponsor and, as such, may be deemed to beneficially own shares held by our sponsor. MIHI is a member managed LLC. Macquarie, a publicly listed company in Australia, is the ultimate indirect parent of MIHI and may be deemed to beneficially own the securities beneficially owned by MIHI. Therefore, Macquarie may be deemed to share beneficial ownership of all shares beneficially owned by MIHI. Macquarie expressly disclaims any such beneficial ownership, except to the extent of its pecuniary interest therein. The address of MIHI is c/o Macquarie Capital (USA) Inc., 125 West 55th Street, L-22, New York, NY 10019-5369.
(3)	Mr. Dickey owns 100% of Modern Media, LLC, which owns 50% of our sponsor and, as such, he may be deemed to beneficially own shares held by Modern Media, LLC or our sponsor. Mr. Dickey disclaims such beneficial ownership except to the extent of his pecuniary interest therein.
(4)	According to a Schedule 13G/A filed with the SEC on May 10, 2018, the shares of common stock are held by Karpus Management, Inc. (“Karpus”). The address of Karpus’s principal place of business and principal office is 183 Sully’s Trail, Pittsford, New York 14534.
(5)	According to a Schedule 13G filed with the SEC on February 9, 2018, the shares of common stock are held by Polar Asset Management Partners Inc. (“Polar Asset”). Polar Asset serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares of common stock directly held by the Polar Vehicles. Polar Asset’s address is Moor House – Level 11, 120 London Wall, EC2Y 5ET London, United Kingdom.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2018, the shares of common stock are held by Pictet Asset Management Ltd (“Pictet”). Pictet’s address is Moor House – Level 11, 120 London Wall, EC2Y 5ET London, United Kingdom.

We have no compensation plans under which equity securities are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The founder shares are identical to the public shares, except that the founder shares are subject to certain transfer restrictions and our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with a stockholder vote to approve an amendment to our second amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we fail to complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date) and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by November 17, 2018 (or February 17, 2019, as applicable) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote all of their founder shares and any public shares they hold in favor of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them.

Effective on the IPO Closing Date, our sponsor purchased from us an aggregate of 7,320,000 private placement warrants at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of the IPO. Each private placement warrant is exercisable to purchase one share of our common stock at $11.50 per share, subject to certain adjustments. The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by the initial purchasers or their permitted transferees: (i) they are not redeemable by us; (ii) they (including the shares of common stock issuable upon exercise of these warrants) are not, subject to certain limited exceptions, transferable, assignable or salable until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) they (including the shares of common stock issuable upon exercise of these warrants) have certain registration rights. If we do not complete our initial business combination by November 17, 2018 (or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by November 17, 2018 but have not completed the initial business combination by such date), the private placement warrants will expire worthless.

We have granted to our initial stockholders and holders of our private placement warrants and working capital loan warrants, if any and any shares of common stock issuable upon the exercise of the private placement warrants or working capital loan warrants, certain registration rights relating thereto.

The registration rights require us to register a sale of any of such securities held by them pursuant to a registration rights agreement. These holders are entitled to make up to three demands, in the case of the founder shares and the private placement warrants (and any shares of common stock issuable upon the exercise of the private placement warrants) excluding short form registration demands, and one demand, in the case of the working capital loan warrants (and any shares of common stock issuable upon the exercise of the working capital loan warrants), that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which will occur: (i) in the case of the founder shares, upon the earlier of (a) one year after the completion of our initial business combination or (b) if, subsequent to our initial business combination, (x) the last reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalization, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (ii) in the case of the private placement warrants and the working capital loan warrants and the respective common stock underlying such warrants, 30 days after the completion of our initial business combination, except as otherwise described herein. In the case of the working capital loan warrants, the demand registration right provided is not exercisable for longer than five years from May 11, 2017 in compliance with FINRA Rule 5110(f)(2)(G)(iv) and the piggyback registration right provided is not exercisable for longer than seven years from May 11, 2017 in compliance with FINRA Rule 5110(f)(2)(G)(v).

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

Withum Smith & Brown, PC is the independent registered public accounting firm that audited the Company’s financial statements for the years ended March 31, 2018, 2017 and 2016. Fees for professional services in 2018 and 2017 consisted of the following:

	Year Ended March 31, 2018	Year Ended March 31, 2017
Audit Fees (1)	$64,500	$19,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	3,000	—
All Other Fees (4)	—	—

Total	$67,500	$19,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

(b) Exhibits: The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation, dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

3.2	Amended and Restated Bylaws, effective May 17, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), on May 5, 2017).

4.5	Warrant Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.1	Letter Agreement, dated May 17, 2017, by and among the Company and its officers and directors and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2017).

10.2	Investment Management Trust Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.3	Registration Rights Agreement, dated as of May 17, 2017, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.4	Sponsor Warrant Purchase Agreement, dated as of May 17, 2017, between the Company and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.5	Expense Advancement Agreement, dated as of May 17, 2017, between the Company and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.6	Right of First Refusal Agreement, dated May 17, 2017, between the Company and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.7	Right Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.8	Consent Agreement, dated May 17, 2017, by and among the Company, MIHI LLC and Modern Media, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216546), filed on March 24, 2017).

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-216546) filed on March 24, 2017).

31.1*	Certificate of Principal Executive Officer (Rule 13a-14a).

31.2*	Certificate of Principal Financial Officer (Rule 13a-14a).

32.1*	Certificate of Principal Executive Officer (Section 1350).

32.2*	Certificate of Principal Financial Officer (Section 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDIA ACQUISITION CORP.

Date: June 27, 2018	By:	/s/ Lewis W. Dickey, Jr.
Lewis W. Dickey, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis W. Dickey, Jr.	President, Chief Executive Officer, Chairman (Principal Executive Officer)	June 27, 2018
Lewis W. Dickey, Jr.

/s/ William Drewry	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2018
William Drewry

/s/ Blair Faulstich	Director	June 27, 2018
Blair Faulstich

/s/ George Brokaw	Director	June 27, 2018
George Brokaw

/s/ John White	Director	June 27, 2018
John White