Form 10-Q
period 2018-06-30
Modern Media Acquisition Corp.
filed 2018-08-10
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, there were 25,875,000 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$441,234	$558,398
Prepaid expenses and other current assets	74,168	42,083

Total Current Assets	515,402	600,481
Cash and marketable securities held in Trust Account	211,254,561	210,502,923

Total Assets	$211,769,963	$211,103,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$126,635	$97,627
Income taxes payable	593,557	435,503

Total Current Liabilities	720,192	533,130
Deferred underwriting fees	7,785,000	7,785,000
Deferred legal fees payable	300,000	300,000

Total Liabilities	8,805,192	8,618,130

Commitments and Contingencies (See note 3)
Common stock subject to possible redemption, $0.0001 par value; 19,600,472 and 19,552,997 shares at redemption value of approximately $10.10 as of June 30, 2018 and March 31, 2018, respectively	197,964,767	197,485,269
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding at June 30, 2018 or March 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,274,528 and 6,322,003 shares issued and outstanding (excluding 19,600,472 and 19,552,997 shares subject to possible redemption) as of June 30, 2018 and March 31, 2018, respectively	627	632
Additional paid-in capital	4,070,335	4,549,828
Retained earnings	929,042	449,545

Total Stockholders’ Equity	5,000,004	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,769,963	$211,103,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Operating costs	$164,711	$158,106

Loss from operations	(164,711)	(158,106)
Interest income	802,262	50,860

Income (loss) before provision for income taxes	637,551	(107,246)
Provision for income taxes	(158,054)	—

Net Income (Loss)	$479,497	$(107,246)

Weighted average shares outstanding:
Basic	6,321,481	5,743,957

Diluted	25,875,000	5,743,957

Basic and diluted net income (loss) per common share:
Basic	$0.08	$(0.02)

Diluted	$0.02	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$479,497	$(107,246)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(802,262)	(50,860)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,085)	(86,992)
Account payable and accrued expenses	29,008	120,078
Income taxes payable	158,054	—

Net cash used in operating activities	(167,788)	(125,020)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	50,624	—
Investment of cash in Trust Account	—	(209,070,000)

Net cash provided by (used in) investing activities	50,624	(209,070,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	203,400,000
Proceeds from sale of Private Placement Warrants	—	7,320,000
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	—	(350,000)
Payment of offering costs	—	(482,325)

Net cash provided by financing activities	—	210,087,675

Net Change in Cash	(117,164)	892,655
Cash – Beginning	558,398	30,005

Cash – Ending	$441,234	$922,660

Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	$479,498	$(90,435)

Deferred underwriting fees charged to additional paid-in capital	$—	$7,785,000

Deferred legal fees charged to additional paid-in capital	$—	$300,000

Initial classification of common stock subject to possible redemption	$—	$197,015,862

Offering costs charged to additional paid-in capital	$—	$474,446

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

All activity through June 30, 2018 relates to the Company’s formation, its initial public offering 20,700,000 units (the “Initial Public Offering”), the simultaneous sale of 7,320,000 warrants (the “Private Placement Warrants”) in a private placement to the Company’s sponsor, Modern Media Sponsor LLC (the “Sponsor”), and its search for a Business Combination.

Liquidity

As of June 30, 2018, the Company had approximately $441,000 in its operating bank account, approximately $2,185,000 of interest available to pay franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and a working capital deficit of approximately $205,000. In July 2018, the Company withdrew approximately $539,000 of interest from the Trust Account to pay its income tax obligations.

Through June 30, 2018, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of common stock to the Sponsor prior to the Initial Public Offering (the “Founder Shares”), $350,000 in loans from the Sponsor, and the proceeds from the consummation of the private placement not held in the Trust Account. The Company repaid the loans from the Sponsor in full on May 17, 2017.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or November 17, 2018 (or February 17, 2019 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by November 17, 2018 but has not completed a Business Combination by such date (the “Combination Period”)). Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting only of adjustments of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 28, 2018, which contains the Company’s audited financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 or for any future interim periods.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering that are convertible into 2,070,000 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Diluted net income per share for the three months ended June 30, 2018 includes the impact of 25,875,000 shares of common stock.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and March 31, 2018, 19,600,472 shares and 19,552,997 shares, respectively, of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

3. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on the Closing Date, the holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any, and their respective permitted transferees (and any shares of common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans, if any) are entitled to registration rights. The holders of these securities are entitled to make up to three demands, in the case of the Founder Shares and the Private Placement Warrants (and any shares of common stock issuable upon the exercise of the Private Placement Warrants), excluding short form demands, and one demand, in the case of the warrants that may be issued upon the conversion of working capital loans (and any shares of common stock issuable upon the exercise of such warrants), that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to other registration statements filed by the Company and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933 (the “Securities Act”). However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of any applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Deferred Underwriting Commission

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

4. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and March 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At June 30, 2018 and March 31, 2018, there were 6,274,528 and 6,322,003 shares of common stock issued and outstanding, respectively (excluding 19,600,472 and 19,552,997 shares, respectively, of common stock subject to possible redemption).

5. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	March 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$211,254,561	$210,502,923

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In July 2018, the Company withdrew approximately $539,000 of interest from the Trust Account to pay its income tax obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes related thereto contained elsewhere herein, and with our audited financial statements and the notes related thereto which are included in our Annual Report on Form 10-K for the year ended March 31, 2018.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our expected financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Special Note Regarding Forward-Looking Statements” below, and to the Risk Factors section of our Annual Report on Form 10-K for the year ended March 31, 2018 filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of June 30, 2018, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account.

For the three months ended June 30, 2018, we had net income of $479,497, which consisted of interest income on marketable securities held in the trust account of $802,262, offset by operating costs of $164,711 and a provision for income taxes of $158,054.

For the three months ended June 30, 2017, we had a net loss of $107,246, which consisted of operating costs of $158,106, offset by interest income on marketable securities held in the Trust Account of $50,860.

We are incurring increased expenses for due diligence expenses in connection with the evaluation of a potential initial business combination.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and marketable securities held in the Trust Account of $211,254,561 (including approximately $2,185,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $50,000 of any dissolution expenses. Through June 30, 2018, we had withdrawn approximately $177,000 of interest earned on the trust account balance for taxes. In July 2018, we withdrew an additional $539,000 of interest earned to pay our income taxes.

For the three months ended June 30, 2018, cash used in operating activities was $167,788. Net income of $479,497 was impacted by interest earned on cash and marketable securities held in the trust account of $802,262, which is excluded from operations. Changes in operating assets and liabilities provided $154,977 of cash from operating activities.

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

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event the Company does not complete an initial business combination by November 17, 2018 (or February 17, 2019, as applicable) and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including the trust account assets) will be only $10.10 per share initially held in the trust account).

Going Concern

In addition, in order to finance transaction costs in connection with an intended initial business combination, (i) our sponsor has committed to loan us up to an aggregate of $500,000, to be provided to us in the event that funds held outside of the trust account are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination and (ii) our sponsor, one or more affiliates of our sponsor or certain of our officers or directors may, but are not obligated to, loan us any additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into working capital loan warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The working capital loan warrants will be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period except that, (i) such warrants would not be exercisable more than five years from the closing date of the Initial Public Offering and (ii) pursuant to FINRA Rule 5110(g)(1), such warrants, and the shares of common stock issuable upon exercise of such warrants, shall be subject to certain additional restrictions on transfer. Other than as set forth above, the terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation date of November 17, 2018 and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,600,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, the underwriters may be entitled to a deferred fee of $0.38 per Unit, or $7,785,000 in the aggregate.

The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

The Company is obligated to pay deferred legal fees of $300,000 upon the consummation of an initial business combination for services performed in connection with the Initial Public Offering. If no business combination is consummated, the Company will not be obligated to pay such fee.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through June 30, 2018 consisted solely of organizational activities, preparation activities relating to our Initial Public Offering and reviews of opportunities to enter into an initial business combination.

In connection with our Initial Public Offering, the funds held in the trust account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in an open-ended investment company that holds itself out as a money market fund meeting certain conditions under Rule 2a-7 of the Investment Company Act. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2018 for information regarding known material risks that could affect our business, results of operations, financial condition and liquidity. These known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

MODERN MEDIA ACQUISITION CORP.

August 10, 2018	By:	/s/ Lewis W. Dickey, Jr.
		Name:	Lewis W. Dickey, Jr.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

August 10, 2018	By:	/s/ William Drewry
		Name:	William Drewry
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)