Form 10-Q
period 2018-09-30
Modern Media Acquisition Corp.
filed 2018-11-09
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38092

MODERN MEDIA ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-1277598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3414 Peachtree Road, Suite 480 Atlanta, GA	30326
(Address of Principal Executive Offices)	(Zip Code)

(404) 443-1182

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, there were 25,875,000 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$373,501	$558,398
Prepaid expenses and other current assets	42,919	42,083

Total Current Assets	416,420	600,481
Marketable securities held in Trust Account	211,519,954	210,502,923

Total Assets	$211,936,374	$211,103,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$149,674	$97,627
Income taxes payable	140,019	435,503

Total Current Liabilities	289,693	533,130
Deferred underwriting fees	7,785,000	7,785,000
Deferred legal fees payable	300,000	300,000

Total Liabilities	8,374,693	8,618,130

Commitments and Contingencies (See note 3)
Common stock subject to possible redemption, $0.0001 par value; 19,659,572 and 19,552,997 shares at redemption value of approximately $10.10 as of September 30, 2018 and March 31, 2018, respectively	198,561,677	197,485,269
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of September 30, 2018 or March 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,215,428 and 6,322,003 shares issued and outstanding (excluding 19,659,572 and 19,552,997 shares subject to possible redemption) as of September 30, 2018 and March 31, 2018, respectively	622	632
Additional paid-in capital	3,473,430	4,549,828
Retained earnings	1,525,952	449,545

Total Stockholders’ Equity	5,000,004	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,936,374	$211,103,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Operating costs	$147,679	$173,653	$312,390	$331,759

Loss from operations	(147,679)	(173,653)	(312,390)	(331,759)
Interest income	929,226	429,200	1,731,488	480,060

Income before provision for income taxes	781,547	255,547	1,419,098	148,301
Provision for income taxes	(184,637)	(129,220)	(342,691)	(129,220)

Net Income	$596,910	$126,327	$1,076,407	$19,081

Weighted average shares outstanding:
Basic	6,273,886	6,377,433	6,297,553	6,064,176

Diluted	25,875,000	25,875,000	25,875,000	20,643,132

Basic and diluted net income per common share:
Basic	$0.10	$0.02	$0.17	$0.00

Diluted	$0.02	$0.00	$0.04	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,076,407	$19,081
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,731,488)	(480,060)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(836)	(55,892)
Account payable and accrued expenses	52,047	180,246
Income taxes payable	(295,484)	129,220

Net cash used in operating activities	(899,354)	(207,405)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	714,457	—
Investment of cash in Trust Account	—	(209,070,000)

Net cash provided by (used in) investing activities	714,457	(209,070,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	203,400,000
Proceeds from sale of Private Placement Warrants	—	7,320,000
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	—	(350,000)
Payment of offering costs	—	(482,325)

Net cash provided by financing activities	—	210,087,675

Net Change in Cash	(184,897)	810,270
Cash – Beginning	558,398	30,005

Cash – Ending	$373,501	$840,275

Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	$1,076,408	$35,895

Deferred underwriting fees charged to additional paid-in capital	$—	$7,785,000

Deferred legal fees charged to additional paid-in capital	$—	$300,000

Initial classification of common stock subject to possible redemption	$—	$197,015,862

Offering costs charged to additional paid-in capital	$—	$474,446

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

All activity through September 30, 2018 relates to the Company’s formation, its initial public offering 20,700,000 units (the “Initial Public Offering”), the simultaneous sale of 7,320,000 warrants (the “Private Placement Warrants”) in a private placement to the Company’s sponsor, Modern Media Sponsor LLC (the “Sponsor”), and its search for a Business Combination.

Under the Company’s Certificate of Incorporation, the Company has until November 17, 2018 (the “Initial Date”) to complete a Business Combination, or February 17, 2019 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but has not completed a Business Combination by such date (the “Combination Period”). Effective October 31, 2018, the Company signed a non-binding letter of intent for a potential Business Combination. As a result, the Company has until February 17, 2019 to consummate a Business Combination (see Note 6).

Going Concern

As of September 30, 2018, the Company had approximately $374,000 in its operating bank account, approximately $2,450,000 of interest available to pay franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital of approximately $127,000.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its public shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

In order to finance transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000, to be provided in the event that funds held outside of the Trust Account are insufficient to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements prior to a Business Combination and (ii) the Sponsor, one or more affiliates of the Sponsor or certain of the Company’s officers or directors may, but are not obligated to, loan the Company any additional funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into working capital loan warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The working capital loan warrants will be identical to the Private Placement Warrants issued to the Sponsor. Other than as set forth above, the terms of such loans by the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers or directors, if any, as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through February 17, 2019, the scheduled liquidation date of the Company. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 28, 2018, which contains the Company’s audited financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the three and six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 or for any future interim periods.

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

Net income per common share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2018 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering that are convertible into 2,070,000 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Diluted net income per share for the three and six months ended September 30, 2018 includes the impact of 25,875,000 shares of common stock.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and March 31, 2018, 19,659,572 shares and 19,552,997 shares, respectively, of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Recently issued accounting standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended December 31, 2018.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $300,000 upon the consummation of a Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fees.

4. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and March 31, 2018, there were no shares of preferred stock issued or outstanding.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At September 30, 2018 and March 31, 2018, there were 6,215,428 and 6,322,003 shares of common stock issued and outstanding, respectively, excluding 19,659,572 and 19,552,997 shares, respectively, of common stock subject to possible redemption.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	March 31, 2018
Assets:
Marketable securities held in Trust Account	1	$211,519,954	$210,502,923

6. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Effective October 31, 2018, the Company signed a non-binding letter of intent with a private company that sets forth the preliminary terms and conditions of a potential Business Combination. As a result, pursuant to the Company’s Certificate of Incorporation, the Company has until February 17, 2019 to consummate its Business Combination. There can be no assurance that the parties will enter into definitive agreements or that they will consummate the transactions contemplated by the non-binding letter of intent.

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

Under our Certificate of Incorporation, we have until November 17, 2018 (the “Initial Date”) to complete a Business Combination, or February 17, 2019 if we have executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but have not completed a Business Combination by such date. Effective October 31, 2018, we signed a non-binding letter of intent for a potential Business Combination. As a result, we have until February 17, 2019 to consummate our Business Combination. There can be no assurance that we will enter into definitive agreements for the Business Combination or that we will consummate the transactions contemplated by the non-binding letter of intent. If we do not consummate a Business Combination on or before February 17, 2019, we would distribute the proceeds held in the Trust Account to our shareholders, in accordance with the provisions of our Certificate of Incorporation.

Results of Operations

As of September 30, 2018, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account.

For the three and six months ended September 30, 2018, we had net income of $596,910 and $1,076,407, respectively, which consisted of interest income on marketable securities held in the trust account of $929,226 and $1,731,488, respectively, offset by operating costs of $147,679 and $312,390, respectively, and a provision for income taxes of $184,637 and $342,691, respectively.

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

Liquidity and Capital Resources

As of September 30, 2018, we had cash and marketable securities held in the Trust Account of $211,519,954 (including approximately $2,450,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $50,000 of any dissolution expenses. Through September 30, 2018, we had withdrawn approximately $840,000 of interest earned on the trust account balance for taxes.

For the six months ended September 30, 2018, cash used in operating activities was $899,354. Net income of $1,076,407 was impacted by interest earned on cash and marketable securities held in the trust account of $1,731,488, which is excluded from operations. Changes in operating assets and liabilities used $244,273 of cash from operating activities.

For the six months ended September 30, 2017, cash used in operating activities was $207,405. Net income of $19,081 was impacted by interest earned on cash and marketable securities held in the Trust Account of $480,060, which is excluded from operations. Changes in operating assets and liabilities provided $253,574 of cash from operating activities.

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

The Company has until February 17, 2019 to complete an initial business combination. If the Company is unable to complete an initial business combination by February 17, 2019, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event the Company does not complete an initial business combination by February 17, 2019 and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including the trust account assets) will be only $10.10 per share initially held in the trust account).

Going Concern

As of September 30, 2018, we had approximately $374,000 in our operating bank account, approximately $2,450,000 of interest available to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital of approximately $127,000.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through February 17, 2019, our scheduled liquidation date.

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended December 31, 2018.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through September 30, 2018 consisted solely of organizational activities, preparation activities relating to our Initial Public Offering and reviews of opportunities to enter into an initial business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

MODERN MEDIA ACQUISITION CORP.

November 9, 2018	By:	/s/ Lewis W. Dickey, Jr.
		Name:	Lewis W. Dickey, Jr.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

November 9, 2018	By:	/s/ William Drewry
		Name:	William Drewry
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)