Form 10-Q
period 2018-12-31
Modern Media Acquisition Corp.
filed 2019-02-14
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

As of February 6, 2019, there were 25,875,000 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$297,627	$558,398
Prepaid expenses and other current assets	11,670	42,083

Total Current Assets	309,297	600,481
Marketable securities held in Trust Account	212,196,202	210,502,923

Total Assets	$212,505,499	$211,103,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$194,913	$97,627
Income taxes payable	3,650	435,503

Total Current Liabilities	198,563	533,130
Deferred underwriting fees	7,785,000	7,785,000
Deferred legal fees payable	300,000	300,000

Total Liabilities	8,283,563	8,618,130

Commitments and Contingencies (See note 3)
Common stock subject to possible redemption, $0.0001 par value; 19,724,944 and 19,552,997 shares at redemption value of approximately $10.10 as of December 31, 2018 and March 31, 2018, respectively	199,221,934	197,485,269
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of December 31, 2018 or March 31, 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,150,056 and 6,322,003 shares issued and outstanding (excluding 19,724,944 and 19,552,997 shares subject to possible redemption) as of December 31, 2018 and March 31, 2018, respectively	615	632
Additional paid-in capital	2,813,180	4,549,828
Retained earnings	2,186,207	449,545

Total Stockholders’ Equity	5,000,002	5,000,005

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,505,499	$211,103,404

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Operating costs	$178,409	$194,992	$490,439	$526,751

Loss from operations	(178,049)	(194,992)	(490,439)	(526,751)
Interest income	1,047,854	474,396	2,779,342	954,456

Income before provision for income taxes	869,805	279,404	2,288,903	427,705
Provision for income taxes	(209,550)	(152,460)	(552,241)	(281,680)

Net Income	$660,255	$126,944	$1,736,662	$146,025

Weighted average shares outstanding:
Basic	6,214,717	6,364,925	6,269,841	6,165,157

Diluted	25,875,000	25,875,000	25,875,000	22,399,818

Basic and diluted net income per common share:
Basic	$0.11	$0.02	$0.28	$0.02

Diluted	$0.03	$0.00	$0.07	$0.01

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,736,662	$146,025
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,779,342)	(954,456)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,413	(23,367)
Account payable and accrued expenses	97,286	171,836
Income taxes payable	(431,853)	281,680

Net cash used in operating activities	(1,346,834)	(378,282)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	1,086,063	—
Investment of cash in Trust Account	—	(209,070,000)

Net cash provided by (used in) investing activities	1,086,063	(209,070,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	203,400,000
Proceeds from sale of Private Placement Warrants	—	7,320,000
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	—	(350,000)
Payment of offering costs	—	(482,325)

Net cash provided by financing activities	—	210,087,675

Net Change in Cash	(260,771)	639,393
Cash – Beginning	558,398	30,005

Cash – Ending	$297,627	$669,398

Supplement cash flow information:
Cash paid for income taxes	$984,094	$—
Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	$1,736,655	$162,832

Deferred underwriting fees charged to additional paid-in capital	$—	$7,785,000

Deferred legal fees charged to additional paid-in capital	$—	$300,000

Initial classification of common stock subject to possible redemption	$—	$197,015,862

Offering costs charged to additional paid-in capital	$—	$924,271

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

All activity through December 31, 2018 relates to the Company’s formation, its initial public offering 20,700,000 units (the “Initial Public Offering”), the simultaneous sale of 7,320,000 warrants (the “Private Placement Warrants”) in a private placement to the Company’s sponsor, Modern Media Sponsor LLC (the “Sponsor”), its search for a Business Combination and activities in connection with the proposed acquisition of Akazoo Limited, a private company incorporated under the laws of Scotland (“Akazoo”) (see Note 6).

Under the Company’s Certificate of Incorporation, the Company had until November 17, 2018 (the “Initial Date”) to complete a Business Combination, or February 17, 2019 if the Company executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but had not completed a Business Combination by such date (the “Combination Period”). Effective October 31, 2018, the Company signed a non-binding letter of intent for a potential Business Combination. As a result, the Company had until February 17, 2019 to consummate a Business Combination. On February 8, 2019, the Company held a meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend (the “Charter Amendment”) the Company’s Second Amended and Restated Certificate of Incorporation (the “Charter”) to extend the deadline to complete a Business Combination from February 17, 2019 to June 17, 2019 (the “Combination Deadline”). If the Company does not consummate the pending transaction with Akazoo, or any other business combination, on or before the Combination Deadline, and that date is not otherwise extended by the Company’s stockholders, the Company would be required to distribute the proceeds held in trust to its stockholders in accordance with the Charter.

Going Concern

As of December 31, 2018, the Company had approximately $298,000 in its operating bank account, approximately $3,126,000 of interest available to pay franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital of approximately $111,000.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 17, 2019, the scheduled liquidation date of the Company. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 28, 2018, which contains the Company’s audited financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ending March 31, 2019 or for any future interim periods.

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

Net income per common share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at December 31, 2018 and 2017 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering that are convertible into 2,070,000 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Diluted net income per share for the three and nine months ended December 31, 2018 and 2017 includes the impact of 25,875,000 shares of common stock.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and March 31, 2018, 19,724,944 shares and 19,552,997 shares, respectively, of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Recently issued accounting standards

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

statements. The Company anticipates its first presentation of the revised disclosures on the changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended June 30, 2019, should the Company further extend the date upon which it is required to consummate a Business Combination.

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

4. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2018 and March 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At December 31, 2018 and March 31, 2018, there were 6,150,056 and 6,322,003 shares of common stock issued and outstanding, respectively, excluding 19,724,944 and 19,552,997 shares, respectively, of common stock subject to possible redemption.

5. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	March 31, 2018
		(unaudited)	(audited)
Assets:
Marketable securities held in Trust Account	1	$212,196,202	$210,502,923

6. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 24, 2019, the Company, Akazoo, Apostolos N. Zervos (“Mr. Zervos”), acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Unlimited Music S.A., which is in the process of incorporation as a Luxembourg public limited company (société anonyme) (“LuxCo”), and Modern Media LLC, a Georgia limited liability company acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Modern Media Acquisition Corp. S.A., which is in the process of incorporation as a Luxembourg public limited company (société anonyme) (“PubCo”), entered into a Business Transaction Agreement (the “Business Transaction Agreement”, with the transactions contemplated therein referred to as the “Transactions”). Pursuant to the Business Transaction Agreement, the Company and Akazoo agreed, subject to the terms and conditions of the Business Transaction Agreement, to effect a combination of their respective businesses (the “Akazoo Business Combination”).

The Akazoo Business Combination will be effected as follows: (i) in accordance with Luxembourg law and the Delaware General Corporation Law (the “DGCL”), the Company will merge with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Merger”); (ii) no later than seven days prior to the effective date of the Merger, LuxCo will acquire the entire issued share capital of Akazoo by issuing LuxCo shares (“LuxCo Shares”) to the Akazoo shareholders (the “Share Exchange”), such that the shareholdings of LuxCo will be identical to that of Akazoo prior to the Share Exchange; and (iii) on the calendar day following the effective date of the Merger, LuxCo will merge with and into PubCo in accordance with Luxembourg law, with PubCo remaining as the surviving publicly traded entity (the “Luxembourg Merger”). Following the consummation of the Luxembourg Merger, Akazoo will be a direct, wholly owned subsidiary of PubCo, and the current security holders of the Company and Akazoo will be shareholders of PubCo.

Subject to the terms of the Business Transaction Agreement and at the consummation of the Merger, each share of Company common stock (“Company Common Stock”) will convert into the right to receive one PubCo Share, and each warrant to purchase Company Common Stock (each, a “Company Warrant”) will convert into a warrant to purchase an equal number of PubCo Shares (each, a “PubCo Warrant”) on the same terms as the Company warrants. Also, as a result of the transactions, the holders of the Company’s currently outstanding rights to purchase Company Common Stock will receive, with respect to each right, 0.1 PubCo Shares.

Existing Akazoo shareholders will receive an aggregate number of PubCo Shares equal to an assumed Akazoo enterprise value of $380 million (less any cash payment to them) divided by the per share redemption price applicable to any redemptions by public stockholders of the Company. The existing Akazoo shareholders prior to the Luxembourg Merger will receive a cash distribution of up to $20 million, in exchange for a portion of their shares, if and to the extent that cash available in the Company’s Trust Account, after the payment of transaction fees and expenses and any redemptions, exceeds $110 million.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Additionally, subject to the terms of the Business Transaction Agreement, as consideration for the cancellation of their LuxCo shares (“LuxCo Shares”) in exchange for PubCo Shares in the Luxembourg Merger, (i) each issued and outstanding LuxCo Share will be cancelled, and (ii) each LuxCo shareholder will be entitled to receive its pro rata share of the Share Consideration. Also, each LuxCo shareholder will be entitled to receive its pro rata share of the Cash Payment (if any) as a compensatory payment under Luxembourg law to be payable 10 calendar days after the closing date of the Luxembourg Merger.

The Business Transaction Agreement provides for customary conditions precedent to closing, including (i) approval by the Company’s stockholders of (A) the adoption of the Business Transaction Agreement and the transactions contemplated thereby pursuant to Section 251 of the DGCL, and (B) any other proposals the parties deem necessary or desirable to consummate the Akazoo Business Combination (collectively, the “Transaction Proposals”), in accordance with the rules and regulations of Nasdaq, the Company’s organizational documents and the DGCL, (ii) approval of the Transactions by the Akazoo shareholders in accordance with the laws of Scotland and Akazoo’s organizational documents, (iii) a registration statement on Form F-4 (or other appropriate form) pursuant to which the PubCo Shares, PubCo Warrants and the PubCo Shares issuable upon the exercise of such PubCo Warrants to be issued to the holders of Company Warrants pursuant to the Merger shall be registered for issuance under the Securities Act, having been declared effective by the SEC; (iv) the issuance of all necessary permits and authorizations under state securities or “blue sky” laws; (v) the funds contained in the Company’s Trust Account and any additional capital otherwise available to the Company being not less than $60,000,000; (vi) the PubCo Shares having been approved for listing on Nasdaq and (vii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In connection with the Company’s special meeting of stockholders held on February 8, 2019, the Company’s Sponsor agreed to contribute to the Company as a loan $0.0333 for each share of the Company’s common stock issued in its initial public offering (each, a “Public Share”) that did not redeem in connection with the stockholder vote to approve the Charter Amendment for each month, or portion thereof, that is needed by the Company to complete a business combination from February 17, 2019 until the Combination Deadline (the “Contribution”). The Contribution was conditional upon the approval of the Charter Amendment, which did occur on February 8, 2019. The amount of the Contribution will not bear interest and will be repayable by the Company to the Sponsor upon consummation of the Company’s initial business combination in cash; provided, however, that the Sponsor may, at its option, convert each $1.00 outstanding of the Contribution into one warrant to purchase a share of common stock of the Company on the same terms and conditions as the Private Placement Warrants. The Sponsor will have sole discretion to determine whether to continue making the Contribution for additional months until the Combination Deadline, and if the Sponsor determines not to continue making such advances, then its obligation to make the Contribution will terminate and the Company will dissolve and liquidate in accordance with the Charter. In connection with the approval of the Charter Amendment, and pursuant to the terms of the Charter, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s Common Stock. Following the completion of such redemptions, the Company will have approximately $151.7 million in cash remaining in the trust account and 19,932,319 shares of Common Stock issued and outstanding.

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

Under our Certificate of Incorporation, we had until November 17, 2018 (the “Initial Date”) to complete a Business Combination, or February 17, 2019 if we executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but had not completed a Business Combination by such date. Effective October 31, 2018, we signed a non-binding letter of intent for a potential Business Combination. As a result, we had until February 17, 2019 to consummate our Business Combination. On February 8, 2019, we held a meeting of our stockholders at which the stockholders approved, among other things, the Charter Amendment to extend the deadline to complete a Business Combination from February 17, 2019 to June 17, 2019 (the “Combination Deadline”). If the Company does not consummate the pending transaction with Akazoo, or any other Business Combination, on or before the Combination Deadline, and that date is not otherwise extended by the Company’s stockholders, the Company would be required to distribute the proceeds held in trust to its stockholders in accordance with the Charter.

Recent Developments

On January 24, 2019, we entered into the Business Transaction Agreement by and among the Company, Akazoo, Mr. Zervos, LuxCo and PubCo. See Note 6 in Item 1 above for a description of the Business Transaction Agreement and the transactions contemplated thereby, as well as a description of the Contribution, in the form of a loan, that the Sponsor agreed to provide in connection with the stockholders meeting to approve the Charter Amendment. In addition, in connection with the approval of the Charter Amendment, and pursuant to the terms of the Charter, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s Common Stock. Following the completion of such redemptions, the Company will have approximately $151.7 million in cash remaining in the trust account and 19,932,319 shares of Common Stock issued and outstanding.

Results of Operations

As of December 31, 2018, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income on marketable securities held in the trust account.

For the three and nine months ended December 31, 2018, we had net income of $660,255 and $1,736,662, respectively, which consisted of interest income on marketable securities held in the trust account of $1,047,854 and $2,779,342, respectively, offset by operating costs of $178,049 and $490,439, respectively, and a provision for income taxes of $209,550 and $552,241, respectively.

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

Liquidity and Capital Resources

As of December 31, 2018, we had marketable securities held in the Trust Account of $212,196,202 (including approximately $3,126,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $50,000 of any dissolution expenses. Through December 31, 2018, we had withdrawn approximately $1,212,000 of interest earned on the trust account balance for taxes. In connection with the approval of the Charter Amendment, and pursuant to the terms of the Charter, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s Common Stock. Following the completion of such redemptions, the Company will have approximately $151.7 million in cash remaining in the trust account and 19,932,319 shares of Common Stock issued and outstanding.

For the nine months ended December 31, 2018, cash used in operating activities was $1,346,834. Net income of $1,736,662 was affected by interest earned on marketable securities held in the trust account of $2,779,342, which is excluded from operations. Changes in operating assets and liabilities used $304,154 of cash from operating activities.

For the nine months ended December 31, 2017, cash used in operating activities was $378,282. Interest earned on cash and marketable securities held in the Trust Account was $954,456, which offset net income of $146,025. Changes in operating assets and liabilities provided $430,149 of cash from operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable), excluding the deferred underwriting commissions, to complete our initial business combination. Prior thereto, we may withdraw interest from the trust account only to pay taxes. Through December 31, 2018, we had withdrawn approximately $1,212,000 of interest earned on the trust account balance for taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amounts in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

After giving effect to the Charter Amendment, the Company has until June 17, 2019 to complete an initial business combination. If the Company is unable to complete an initial business combination by June 17, 2019, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Going Concern

As of December 31, 2018, we had approximately $298,000 in our operating bank account, approximately $3,126,000 of interest available to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital of approximately $111,000.

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

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the Combination Deadline, which is currently scheduled for June 17, 2019..

Off-Balance Sheet Financing Arrangements; Commitments and Contractual Obligations

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed financial statements. The Company anticipates its first presentation of the revised disclosure requirement on the changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended June 30, 2019, should the Company further extend the date upon which it is required to consummate a Business Combination.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through December 31, 2018 consisted solely of organizational activities, preparation activities relating to our Initial Public Offering and reviews of opportunities to enter into an initial business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

MODERN MEDIA ACQUISITION CORP.

February 14, 2019	By:	/s/ Lewis W. Dickey, Jr.
		Name:	Lewis W. Dickey, Jr.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

February 14, 2019	By:	/s/ William Drewry
		Name:	William Drewry
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)