Form 10-K
period 2019-03-31
Modern Media Acquisition Corp.
filed 2019-06-28
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

001-38092

(Commission File Number)

MODERN MEDIA ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1277598
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3414 Peachtree Road Suite 480 Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 443-1182

None

(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, one right and one-half of one warrant	MMDMU	Nasdaq Capital Market
Common stock, par value $0.0001 per share	MMDM	Nasdaq Capital Market
Rights, each exchangeable into one-tenth of one share of common stock	MMDMR	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	MMDMW	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☒    NO  ☐

The aggregate market value of the voting and non-voting equity securities held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the last business day of the registrant’s most recently completed second quarter, September 30, 2018, as reported on the Nasdaq Capital Market, was approximately $209,070,000.

As of June 12, 2019, there were 19,932,319 shares of the Company’s common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference:

None.

i

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

On January 24, 2019, we announced that we had entered into a Business Transaction Agreement, dated as of January 24, 2019 (the “Business Transaction Agreement”, with the transactions contemplated therein referred to as the “Transactions”), with Akazoo Limited, a private company limited by shares incorporated under the laws of Scotland (“Akazoo”), Apostolos N. Zervos, acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Unlimited Music S.A., a Luxembourg public limited company (société anonyme), and Modern Media LLC, a Georgia limited liability company acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Modern Media Acquisition Corp. S.A., a Luxembourg public limited company (société anonyme) (“PubCo”). Pursuant to the Business Transaction Agreement, the Company and Akazoo agreed, subject to the terms and conditions of such agreement, to effect a combination of their respective businesses (the “Akazoo Business Combination”). The Transactions are described in more detail under “—Potential Business Combination with Akazoo Limited” below.

In connection with our February 2019 stockholder vote to extend the date by which we must consummate a business combination from February 17, 2019 to June 17, 2019 (the “Initial Extension”), public stockholders had the opportunity to redeem all or a portion of their public shares. In connection with the Initial Extension, a total of 5,942,681 public shares were redeemed for a total amount of approximately $61 million. Following the completion of such redemptions, we had approximately $152 million in cash remaining in the trust account and 14,757,319 public shares issued and outstanding.

In connection with the Initial Extension, the sponsor agreed to contribute to the Company as a loan $0.0333 for each share of the Company’s common stock issued in the IPO (each, a “Public Share”) that was not redeemed in connection with the stockholder vote to approve the Initial Extension for each month (commencing on February 17, 2019 and on the 17th day of each subsequent calendar month), or portion thereof (on a prorated basis), that is needed by the Company to complete a business combination from February 17, 2019 until June 17, 2019 (the “Contribution”). Each Contribution will be deposited in the trust account on or before the 27th day of each calendar month. The amount of the Contributions will not bear interest and will be repayable by the Company to the sponsor upon consummation of the Company’s initial business combination in cash; provided, however, that the sponsor may, at its option, convert each $1.00 outstanding of the Contribution into one warrant to purchase a share of common stock of the Company on the same terms and conditions as the warrants issued by the Company to the Sponsor in connection with the IPO. For the period through June 17, 2019, the sponsor’s aggregate Contributions are approximately $1.97 million, and consequently the redemption amount per Public Share as of June 17, 2019 was approximately $10.49 per Public Share. The sponsor does not intend to make any additional Contribution for any period after June 17, 2019.

In June 2019, we held a stockholder vote to further extend the date by which we must consummate a business combination from June 17, 2019 to September 17, 2019 (the “Second Extension”). In connection with the Second Extension, public stockholders had another opportunity to redeem all or a portion of their public shares. In connection with the Second Extension, holders of a total of 13,350,654 public shares elected to exercise their redemption rights. Upon the completion of such redemptions, we expect to have approximately $14.7 million in cash remaining in the trust account and 6,581,665 shares of common stock issued and outstanding. The Company intends to obtain additional capital to supplement the amounts that will be available in the trust account from one or more financing arrangements that would be entered into concurrently with completion of the Akazoo Business Combination.

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

Since the completion of our IPO, we have communicated with our management teams and Macquarie Capital’s network of relationships to articulate the parameters for our search for a potential target initial business combination and pursued and reviewed potential opportunities. As described herein, we are party to the Business Transaction Agreement and currently anticipate completing the transactions on or prior to September 17, 2019.

Business Combination Criteria

Consistent with our strategy, we identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses and, in evaluating prospective target businesses, we conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We are using, and expect to continue to use, these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria or guidelines.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under law, and only present the opportunity to us if such other entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation (our “Charter”) provides that we renounce our interest in any corporate opportunity offered to any of our officers and directors unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by September 17, 2019. Neither Macquarie nor any of its affiliates (other than our sponsor) has entered into such an agreement, and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

Proposed Business Combination with Akazoo Limited

On January 24, 2019, we entered into the Business Transaction Agreement, pursuant to which we intend to complete the Akazoo Business Combination. The Akazoo Business Combination will be effected as follows: (i) in accordance with Luxembourg law and the Delaware General Corporation Law (the “DGCL”), the Company will merge with and into PubCo, with PubCo remaining as the surviving publicly traded entity (the “Merger”); (ii) no later than seven days prior to the effective date of the Merger, LuxCo will acquire the entire issued share capital of Akazoo by issuing LuxCo shares (“LuxCo Shares”) to the Akazoo shareholders (the “Share Exchange”), such that the shareholdings of LuxCo will be identical to that of Akazoo prior to the Share Exchange; and (iii) on the calendar day following the effective date of the Merger, LuxCo will merge with and into PubCo in accordance with Luxembourg law, with PubCo remaining as the surviving publicly traded entity (the “Luxembourg Merger”). Following the consummation of the Luxembourg Merger, Akazoo will be a direct, wholly owned subsidiary of PubCo, and the current security holders of the Company and Akazoo will be shareholders of PubCo.

The PubCo ordinary shares are expected to be listed on the Nasdaq Stock Market (“Nasdaq”) following consummation of the Business Combination. It is expected that the existing shareholders of Akazoo will own a majority of the PubCo ordinary shares following the consummation of the Business Combination.

Subject to the terms of the Business Transaction Agreement and at the consummation of the Merger, each share of the Company’s common stock will convert into the right to receive one PubCo ordinary share, and each warrant to purchase the Company’s common stock (each, a “Company Warrant”) will convert into a warrant to purchase an equal number of PubCo ordinary shares (each, a “PubCo Warrant”) on the same terms as the Company warrants. Also, as a result of the transactions, the holders of the Company’s currently outstanding rights to purchase the Company’s common stock will receive, with respect to each right, 0.1 PubCo ordinary shares.

Existing Akazoo shareholders will receive an aggregate number of PubCo ordinary shares equal to an assumed Akazoo enterprise value of $380 million (less any cash payment to them) divided by the per share redemption price applicable to any redemptions by public stockholders of the Company. The existing Akazoo shareholders prior to the Luxembourg Merger will receive a cash distribution of up to $20 million, in exchange for a portion of their shares, if and to the extent that cash available in the Company’s trust account, after the payment of transaction fees and expenses and any redemptions, exceeds $110 million.

Additionally, subject to the terms of the Business Transaction Agreement, as consideration for the cancellation of their LuxCo shares (“LuxCo Shares”) in exchange for PubCo ordinary shares in the Luxembourg Merger, (i) each issued and outstanding LuxCo Share will be cancelled, and (ii) each LuxCo shareholder will be entitled to receive its pro rata share of the Share Consideration. Also, each LuxCo shareholder will be entitled to receive its pro rata share of the Cash Payment (if any) as a compensatory payment under Luxembourg law to be payable 10 calendar days after the closing date of the Luxembourg Merger.

For purposes of this section, each of the following terms shall have the meaning set forth below:

“Akazoo Enterprise Value” means $380,000,000, less the Cash Payment (if any);

“Aggregate Redemption Payment” means an amount in U.S. dollars equal to the product of the Per Share Redemption Amount multiplied by the number of shares of Company Common Stock that are redeemed pursuant to the Company Common Stockholder Redemption;

“Company Common Stockholder Redemption” means the right held by certain stockholders of the Company to redeem all or a portion of their shares of Company Common Stock upon the consummation of a business combination, for a per share redemption price of cash equal to (a) the aggregate amount then on deposit in the Company’s trust account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the trust account and not previously released to the Company to pay certain taxes, divided by (b) the number of then outstanding shares of Company Common Stock issued in connection with the Company’s initial public offering.

“Cash Payment” means an aggregate amount in U.S. dollars equal to the lesser of the Trust Amount Available for Cash Payment and $20,000,000;

“Per Share Redemption Amount” means an amount in U.S. dollars equal to the quotient of (A) the trust amount held in the Company’s trust account two business days prior to the consummation of the Merger, divided by (B) the number of shares of Company Common Stock that are held by all Company stockholders other than shares held by certain Company sponsors (and not including any shares of Company Common Stock that are issuable pursuant to any Company Right);

“Share Consideration” means a number of PubCo ordinary shares equal to the quotient of (A) the sum of the Akazoo Enterprise Value, divided by (B) the Per Share Redemption Amount;

“Stamp Duty Amount” means the aggregate stamp duty (if any) payable with respect to the Share Exchange or the Luxembourg Merger; and

“Trust Amount Available for Cash Payment” means (A) the trust amount held in the Company’s trust account two business days prior to the consummation of the Merger; less (B) the Aggregate Redemption Payment; less (C) an amount equal to any and all transaction fees and expenses incurred by the Company, PubCo, LuxCo and Akazoo in connection with the Transactions, up to a maximum of $18,000,000; less (D) the Stamp Duty Amount; less (E) $110,000,000; or if such number results in a negative number, $0.

The Business Transaction Agreement provides for customary conditions precedent to closing, including (i) approval by the Company’s stockholders of (A) the adoption of the Business Transaction Agreement and the transactions contemplated thereby pursuant to Section 251 of the DGCL, and (B) any other proposals the parties deem necessary or desirable to consummate the Akazoo Business Combination (collectively, the “Transaction Proposals”), in accordance with the rules and regulations of Nasdaq, the Company’s organizational documents and the DGCL, (ii) approval of the Transactions by the Akazoo shareholders in accordance with the laws of Scotland and Akazoo’s organizational documents, (iii) a registration statement on Form F-4 (or other appropriate form) pursuant to which the PubCo ordinary shares, PubCo Warrants and the PubCo ordinary shares issuable upon the exercise of such PubCo Warrants to be issued to the holders of Company Warrants pursuant to the Merger shall be registered for issuance under the Securities Act, having been declared effective by the SEC; (iv) the issuance of all necessary permits and authorizations under state securities or “blue sky” laws; (v) the funds contained in the Company’s Trust Account and any additional capital otherwise available to the Company being not less than $60,000,000; (vi) the PubCo ordinary shares having been approved for listing on Nasdaq and (vii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The Business Transaction Agreement may be terminated at any time at or prior to the consummation of the Business Combination by mutual consent of the Company and Akazoo. In addition, the Business Transaction Agreement may be terminated:

•

by either the Company or Akazoo if (i) consummation of the Business Combination has not occurred on or prior to June 30, 2019 (the “Outside Date”) for any reason other than delay and/or nonperformance of the party seeking such termination; (ii) the conditions set forth in the Business Transaction Agreement cannot be satisfied prior to the Outside Date; (iii) the Business Combination Agreement fails to receive approval from the Company’s stockholders at the Stockholders’ Meeting; or (iv) the consummation of any of the Transactions is permanently enjoined or prohibited by the terms of a final, non-appealable order of a court, unless the terminating party’s willful breach is the primary reason for such injunction or prohibition;

•

by the Company, if (i) Company stockholders do not approve a proposal to extend the time in which the Company must complete its initial business combination (the “Extension”), (ii) Akazoo is in breach of the Business Transaction Agreement, and such breach is incapable of being cured or is not cured within 20 days of written notice to the Company or (iii) there occurs disclosure of any event, fact, or circumstance that is reasonably likely to cause the failure of any condition in the Business Transaction Agreement;

•

by Akazoo, if (i) the Company is in breach of the Business Transaction Agreement, and such breach is incapable of being cured or is not cured within 20 days of written notice to the Company; (ii) the Company ceases to be listed on Nasdaq, or PubCo’s initial listing application in connection with the Business Combination is not approved by Nasdaq by June 30, 2019; or (iii) (A) the Company board of directors shall have failed to recommend to its stockholders that they vote in favor of the adoption of the Transaction Proposals or failed to include the Company board recommendation in the proxy statement for the Stockholders’ Meeting or (B) there has been a change in recommendation, as defined in the Business Transaction Agreement.

Pursuant to the Business Transaction Agreement, Akazoo and its representatives waive all rights or claims to collect from the Trust Account any monies that may be owed to them by the Company, including for a breach of the Business Transaction Agreement or any agreements or understandings with the Company, and will not seek recourse against the Trust Account except as expressly contemplated by the Business Transaction Agreement. However, (i) nothing contained in the Business Transaction Agreement will limit or prohibit Akazoo’s right to pursue a claim against the Company for legal relief against assets held outside the Trust Account, and (ii) nothing contained in the Business Transaction Agreement will serve to limit or prohibit any claims that Akazoo may have in the future against the Company’s assets or funds that are not held in the Trust Account (including any funds that have been released from the Trust Account and any assets that have been purchased or acquired with any such funds).

Concurrent with the execution of the Business Transaction Agreement, the Company, Akazoo and certain shareholders representing a majority of Akazoo’s existing voting shares entered into separate Voting Agreements (the “Voting Agreements”). Pursuant to the Voting Agreements, the shareholders party thereto agreed to (i) vote their shares in favor of the Transactions, against any other transaction and against actions that would have the effect of delaying or inhibiting the timely consummation of the Transactions, and (ii) take any other actions set forth in the transaction step plan contemplated by the Business Transaction Agreement, including exercising their drag-along rights in furtherance of the Share Exchange. Additionally, the shareholder parties made certain customary representations and warranties with respect to the shares of Akazoo and LuxCo owned by such shareholder.

In connection with the consummation of the transactions contemplated by the Business Transaction Agreement, PubCo and its majority shareholders will enter into a Shareholders’ Agreement (the “Shareholders’ Agreement”) to set forth certain agreements regarding the relationships among themselves and the governance of PubCo.

The initial PubCo board of directors (the “PubCo Board”) will be composed of up to seven directors, with one individual designated by the investor shareholders (Tosca Penta Music Limited Partnership and InternetQ Group Limited), who need not be independent, one individual designated by the Company shareholders (either Modern Media Sponsor, LLC, or if such entity is dissolved prior to the closing, MIHI LLC and Modern Media LLC), and one individual designated by certain management shareholders (including Mr. Zervos), each of whom need not be independent, as described in the Shareholders’ Agreement. For a period of three years following entry into the Shareholders’ Agreement, Lewis W. Dickey, Jr. will be the non-executive Chairman of the PubCo Board and a member of the PubCo Board. Mr. Zervos will be the initial Chief Executive Officer and an initial member of the PubCo Board. At all times during the term of the Shareholders’ Agreement, the shareholder parties will cause the majority of the PubCo Board to be comprised of independent directors.

The Company and Akazoo continue to work toward satisfaction of the conditions to closing the Akazoo Business Combination and the related Transactions, and while management of the Company currently anticipates that the Transactions will be completed prior to the Second Extension, there can be no assurances that all of the conditions will be satisfied or waived, or that the Transactions will be completed on the terms or the timing currently anticipated, or at all.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies has provided us with a substantial number of potential initial business combination opportunities. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships. This network has grown through the activities of our management team sourcing, acquiring, financing and exiting investments and properties, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the completion of our initial business combination, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account as of March 31, 2019 was approximately $10.13 per public share. The redemption amount per public share described in this Annual Report on Form 10-K is as of March 31, 2019, except where otherwise noted. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either: (i) in connection with a stockholder meeting called to approve the business combination; or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our Charter would typically require stockholder approval. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law and stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our Charter:

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

Our Charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, any proposed agreement relating to our initial business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we would not be able to complete the business combination or redeem any such shares, and all shares of common stock submitted for redemption would be returned to the holders thereof.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Charter:

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

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, our Charter provides that if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO, which we refer to as the “Excess Shares.” We believe the restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in the IPO could threaten to exercise its redemption rights against a business combination if such holder’s shares were not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in the IPO, we believe we will limit the ability of a small group of such stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If any proposed initial business combination is not completed, we may continue to try to complete our initial business combination with a different target until September 17, 2019.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have until September 17, 2019 to complete our initial business combination. If we are unable to complete our business combination by September 17, 2019, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our initial business combination by September 17, 2019.

Our initial stockholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by September 17, 2019. However, if our initial stockholders or other members of our management team acquire public shares now or in the future, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by September 17, 2019.

The underwriters in our IPO have agreed to waive their rights to their deferred underwriting commissions being held in the trust account in the event we do not complete our initial business combination by September 17, 2019 and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our shares of common stock.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 17, 2019, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Prior to acquiring any securities from our initial stockholders, directors or officers, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restrictions.

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

Based on the amounts on deposit in the trust account as of March 31, 2019, and without taking into account interest, if any, earned on the trust account, the redemption amount per outstanding share received by public stockholders upon our dissolution would be approximately $10.13. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.13. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although have sought and we will seek to have all vendors, service providers (except for our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our executive officers will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our executive officers believe that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where executive officers are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.13 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that our sponsor would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (i) $10.13 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.13 per share.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by September 17, 2019 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 17, 2019 in the event that we do not complete our initial business combination and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination by September 17, 2019, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination by September 17, 2019, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest income earned on the trust account (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.13 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination by September 17, 2019 or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Second Amended and Restated Certificate of Incorporation

Our Charter contains certain requirements and restrictions relating to our IPO that will apply to us until the completion of our initial business combination. If we seek to amend any provisions of our Charter relating to stockholders’ rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they currently have or may acquire in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Specifically, our Charter provides, among other things, that:

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

•	we will complete our initial business combination only if we have net tangible assets of at least $5,000,001 upon such completion;

•	if our initial business combination is not completed by September 17, 2019, then our existence will terminate and we will distribute all amounts in the trust account; and

•

prior to our initial business combination, we may not issue additional common stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions may not be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our Charter provides that we may complete our initial business combination only if approved by a majority of the outstanding shares of common stock voted by our stockholders at a duly held stockholders meeting.

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

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under law, and only present the opportunity to us if such other entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our Charter provides that we renounce our interest in any corporate opportunity offered to any of our officers and directors unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination September 17, 2019. Neither Macquarie nor any of its affiliates (other than the sponsor) has entered into such an agreement and, accordingly, are not precluded from participating in any other blank check company or from underwriting an offering by any other blank check company.

Indemnity

Our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.13 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case, net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for its indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. You may obtain information from the SEC-maintained web site (http://www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The contents of this website are not a part of, or incorporated by reference into, this filing. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by an independent registered public accounting firm.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2019, we had $115,529 in cash and working capital deficit of $2,304,918. Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. Management’s plans to address this need for capital are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Unlike many other blank check companies in which the initial stockholders agree to vote all of their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with our initial business combination, our initial stockholders have agreed to vote all of their founder shares, as well as any public shares purchased by them, in favor of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. After giving effect to the redemptions recently elected in connection with the Second Extension, our initial stockholders will own approximately 79% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the necessary stockholder approval will be received.

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

We may seek to enter into our initial business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, absent our securing another source of financing, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the proposed business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 17, 2019. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares and liquidate.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination by September 17, 2019. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination; (ii) the redemption of all of our public shares if we are unable to complete our initial business combination by September 17, 2019, subject to applicable law and as further described herein; and (iii) the redemption of our public shares properly submitted in connection with a stockholder vote to approve an amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not completed our initial business combination by September 17, 2019. In addition, if our plan to redeem our public shares if we are unable to complete our initial business combination within the allotted time period is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the allotted time period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

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

Our Charter provides that if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. A stockholder’s inability to redeem its Excess Shares will reduce its influence over our ability to complete our initial business combination and such stockholder could suffer a material loss on its investment in us if it sells its Excess Shares in open market transactions. Additionally, such stockholder will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, such stockholder will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell its shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.49 per share, or possibly less than $10.49 per share, on our redemption, and our rights and warrants will expire worthless.

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

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed, the resources available to us for our initial business combination will be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, and after giving effect to the redemptions and additional Contributions made by our sponsor for the period through June 17, 2019, our public stockholders may receive only $10.49 per share, or possibly less than $10.49 per share, on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.49 per share on the redemption of their shares.

If the funds not being held in the trust account are insufficient to allow us to operate through September 17, 2019, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate through September 17, 2019, assuming that our initial business combination is not completed during that time. We have incurred significant costs in pursuit of our acquisition plans. However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.13 per share, or possibly less than $10.13 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

If the funds not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds from our IPO and the sale of the private placement warrants, as of March 31, 2019 only approximately $116,000 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we may need to sell dilutive equity securities, or would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Other than as set forth herein, none of our sponsor, members of our management team or any of their affiliates is under any obligation to loan funds to us. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive $10.10 per share, or possibly less than $10.13 per share, on our redemption of our public shares and our rights and warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.13 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our executive officers are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.13 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (i) $10.13 per public share; or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not asked our sponsor to reserve for its indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.13 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (i) $10.13 per public share; or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.13 per share.

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

Under the Delaware General Corporation Law (the “DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 17, 2019 may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 17, 2019 in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL will require us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 17, 2019 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

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

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.13 per share, or possibly less than $10.13 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

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

We may seek to complete our initial business combination with an operating company in any industry or sector, but we will not, under our Charter, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into any definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only $10.13 per share, or possibly less than $10.13 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Our Charter authorizes the issuance of 100,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. After giving effect to the redemptions recently elected in connection with the Second Extension, there will be 73,678,335 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon conversion of the rights and exercise of outstanding warrants. There is no preferred stock issued or outstanding.

We may issue a substantial number of additional shares of common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common stock or preferred stock:

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.13 per share, or possibly less than $10.13 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only $10.13 per share, or possibly less than $10.13 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

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

Our officers, directors, sponsor and its affiliates also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

The founder shares are identical to the shares of common stock included in the units sold in our IPO, except that: (i) the founder shares are subject to certain transfer restrictions; (ii) our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the IPO in connection with the completion of our initial business combination, (b) to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the IPO in connection with a stockholder vote to approve an amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our public shares if we fail to complete our initial business combination by September 17, 2019, (c) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by September 17, 2019 (although our initial stockholders will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); and (iii) the founder shares will have certain registration rights. In addition, our officers and directors have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after the IPO.

The financial interests of our initial stockholders may influence their motivation in completing our initial business combination, and the association of our officers with our sponsor may also influence their motivation in identifying and selecting a target business combination, completing our initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as September 17, 2019 nears, which is the deadline for the completion of our initial business combination.

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

The funds available in the Trust Account that we may use to complete our initial business combination total $152,420,927 as of March 31, 2019 (which includes $7,785,000 of deferred underwriting commissions). After giving effect to the redemptions recently elected in connection with the Second Extension, we expect to have approximately $14.7 million in the trust account.

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

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we would not be able to complete the business combination or redeem any such shares, all shares of common stock submitted for redemption would be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our Charter or other governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our Charter or other governing instruments in order to effectuate our initial business combination.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) provide that it may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public stockholders. Our Charter provides that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide certain redemption rights to public stockholders), may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our Charter provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose (except as otherwise stated herein). As a result, we may be able to amend the provisions of our Charter which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our Charter.

Our initial stockholders, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 17, 2019, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the funds available in the Trust Account will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the funds available in the Trust Account prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase public shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business, including as a result of the target business being in the early stage of development or growth. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.13 per share, or possibly less than $10.13 per share, on the liquidation of our trust account and our rights and warrants will expire worthless.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock, this would increase their influence. Factors that could be considered in making such purchases would include consideration of the current trading price of our common stock. In addition, our board of directors currently consists of members that have been elected by our initial stockholders, and is divided into three classes, each of which generally serves for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting prior to our initial business combination, as a consequence of our “staggered” board of directors, only approximately one-third of the board of directors will be considered for election. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination, and, due to the sale of the private placement warrants to our sponsor, potentially after completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete a business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisitions.

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

We currently maintain our executive offices at 3414 Peachtree Road, Suite 480 Atlanta, Georgia 30326. We consider our current office space adequate for our current operations.

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

(b) Holders

As of May 13, 2019, there were seven holders of record of our common stock and one holder of record of each of our units, our separately traded rights, and our separately traded warrants. These amounts do not include “beneficial holders” who hold our securities in “street name” through brokers, dealers or other clearing agencies.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

We have elected not to provide the information required under this item pursuant to the rules applicable to smaller reporting companies.

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

We have incurred approximately $12 million for costs and expenses related to the IPO. At the closing of the IPO, we paid a total of $3,600,000 in underwriting discounts and commissions, including an allocable portion to Macquarie Capital, an affiliate of our sponsor. In addition, the underwriters agreed to defer $7,785,000 in underwriting commissions, which amount will be payable upon consummation of our initial business combination, if consummated. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. Our sponsor, executive officers and directors have agreed, and our Charter provides, that we must complete our initial business combination by September 17, 2019. If we are unable to complete our initial business combination by September 17, 2019, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Gross proceeds from the IPO of $209,070,000 and the sale of the private placement warrants was deposited in the Trust Account. As of March 31 2019, approximately $116,000 was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

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

Statement of Operations Data:

	Year Ended March 31,				June 9, 2014 (inception) Through March 31,
	2019	2018	2017	2016	2015
Operating costs	$2,460,342	$670,812	$324	$1,187	$1,538

Net income (loss)	$648,100	$452,594	$(324)	$(1,187)	$(1,538)

Weighted average shares outstanding, basic and diluted (1)
Basic	6,241,016	6,208,603	5,175,000	5,175,000	5,175,000

Diluted	25,126,059	23,209,521	5,175,000	5,175,000	5,175,000

Net income (loss) per common share
Basic	$0.10	$0.07	$(0.00)	$(0.00)	$(0.00)

Diluted	$0.03	$0.02	$(0.00)	$(0.00)	$(0.00)

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

Balance Sheet Data:

	As of March 31,
	2019	2018	2017	2016
Working capital (deficiency)	$(2,304,918)	$67,351	$(188,995)	$22,275
Total assets	$152,577,706	$211,103,404	$240,951	$23,275
Total liabilities	$10,546,697	$8,618,130	$219,000	$1,000
Total stockholders’ equity	$5,000,004	$5,000,005	$21,951	$22,275

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

Under our Charter, we had until November 17, 2018 (the “Initial Date”) to complete a Business Combination, or February 17, 2019 if we executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but had not completed a Business Combination by such date. Effective October 31, 2018, we signed a non-binding letter of intent with respect to the Akazoo Business Combination. As a result, we had until February 17, 2019 to consummate our business combination.

On January 24, 2019, we entered into the Business Transaction Agreement by and among the Company, Akazoo, Mr. Zervos, LuxCo and PubCo.

On February 8, 2019, we held a meeting of our stockholders at which the stockholders approved, among other things, an amendment (the “First Charter Amendment”) to our Charter to extend the deadline to complete a Business Combination from February 17, 2019 to June 17, 2019. In connection with the First Charter Amendment, the Sponsor agreed to provide the Contribution, in the form of a loan. See Note 5, “Related Party Transactions” in our audited financial statements included in this Annual Report on Form 10-K for more information. In connection with the approval of the First Charter Amendment, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s common stock. Following the completion of such redemptions, as of March 31, 2019, the Company had approximately $152.4 million in cash remaining in the trust account and 14,757,319 shares of common stock issued and outstanding.

Recent Developments

On June 12, 2019, the Company held a special meeting of the stockholders which as immediately adjourned and subsequently reconvened on June 14, 2019. At that reconvened special meeting of stockholders, the stockholders approved, among other things, a proposal to amend (the “Second Charter Amendment”) the Company’s Charter to extend the deadline to complete a Business Combination from June 17, 2019 to September 17, 2019 (the “Combination Deadline”). In connection with the approval of the Second Charter Amendment, stockholders elected to redeem an aggregate of 13,350,654 shares of the Company’s common stock. Following the completion of such redemptions, the Company will have approximately $14.7 million in cash remaining in the trust account and 6,581,665 shares of common stock issued and outstanding. The Company intends to obtain additional capital to supplement the amounts that will be available in the trust account from one or more financing arrangements that would be entered into concurrently with completion of the Akazoo Business Combination.

If the Company does not consummate the pending Akazoo Business Combination, or any other business combination, on or before the Combination Deadline, and that date is not otherwise extended by the Company’s stockholders, the Company would be required to distribute the proceeds held in trust to its stockholders in accordance with the Charter.

Results of Operations

As of March 31, 2019, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income on marketable securities held in the trust account.

For the year ended March 31, 2019, we had net income of $648,100, which consisted of interest income on marketable securities held in the trust account of $3,881,672, offset by operating costs of $2,460,342, and a provision for income taxes of $773,230.

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

Liquidity and Capital Resources

As of March 31, 2019, we had investments held in the Trust Account of $152,420,927 (including approximately $4,453,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $50,000 of any dissolution expenses. Through March 31, 2019, we had withdrawn approximately $1,479,000 of interest earned on the trust account balance for taxes, of which approximately $1,353,000 was withdrawn during the year ended March 31, 2019. In connection with the approval of the First Charter Amendment in February 2019, and pursuant to the terms of the Charter, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s Common Stock. Following the completion of such redemptions, as of March 31, 2019, the Company had approximately $152.4 million in cash remaining in the trust account and 19,932,319 shares of Common Stock issued and outstanding.

For the year ended March 31, 2019, cash used in operating activities was $1,795,591. Net income of $648,100 was offset by interest earned on marketable securities held in the trust account of $3,881,672, which is excluded from operations. Changes in operating assets and liabilities provided $1,437,981 of cash from operating activities.

For the year ended March 31, 2018, cash used in operating activities was $615,268. Net income of $452,594 was offset by interest earned on cash and marketable securities held in the trust account of $1,558,909, which is excluded from operations. Changes in operating assets and liabilities provided $491,047 of cash from operating activities.

For the year ended March 31, 2017, cash used in operating activities was $1,324. Changes in operating liabilities used $1,000 of cash from operating activities, resulting in a net loss of $324.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable), excluding the deferred underwriting commissions, to complete our initial business combination. Prior thereto, we may withdraw interest from the trust account only to pay taxes. Through March 31, 2019, we had withdrawn approximately $1,479,000 of interest earned on the trust account balance for taxes. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amounts in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Company intends to obtain additional capital to supplement the amounts that will be available in the trust account from one or more financing arrangements that would be entered into concurrently with completion of the Akazoo Business Combination.

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

After giving effect to the Second Charter Amendment, the Company has until September 17, 2019 to complete an initial business combination. If the Company is unable to complete an initial business combination by September 17, 2019, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and it does not conduct redemptions pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its public shares with respect to an aggregate of 20.0% or more of the shares sold in its Initial Public Offering without the Company’s consent. However, there will be no restriction on the Company’s stockholders’ ability to vote all of their public shares for or against an initial business combination.

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event the Company does not complete an initial business combination by September 17, 2019 and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including the trust account assets) will be only $10.13 per share initially held in the trust account).

Going Concern

As of March 31, 2019, we had approximately $116,000 in our operating bank account, approximately $3,962,000 of interest available to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital deficit of approximately $2,305,000.

Until the consummation of a Business Combination, we plan to use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

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

However, the Company intends to obtain additional capital to supplement the amounts that will be available in the trust account from one or more financing arrangements that would be entered into concurrently with completion of the Akazoo Business Combination.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the Combination Deadline, which is currently scheduled for September 17, 2019.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through March 31, 2019 consisted solely of organizational activities, preparation activities relating to our IPO and reviews of opportunities to enter into an initial business combination.

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

MODERN MEDIA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Modern Media Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Modern Media Acquisition Corp. (the “Company”) as of March 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows, for the years ended March 31, 2019, 2018 and 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended March 31, 2019, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by September 17, 2019, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Whippany, New Jersey

June 28, 2019

MODERN MEDIA ACQUISITION CORP.

BALANCE SHEETS

	March 31,
	2019	2018
ASSETS
Current Assets
Cash	$115,529	$558,398
Prepaid expenses and other current assets	41,250	42,083

Total Current Assets	156,779	600,481
Investments held in Trust Account	152,420,927	210,502,923

Total Assets	$152,577,706	$211,103,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,911,055	$97,627
Income taxes payable	59,223	435,503
Promissory note – related party	491,419	—

Total Current Liabilities	2,461,697	533,130
Deferred underwriting fees	7,785,000	7,785,000
Deferred legal fees payable	300,000	300,000

Total Liabilities	10,546,697	8,618,130

Commitments and Contingencies (see Note 6)
Common stock subject to possible redemption, $0.0001 par value; 13,522,841 and 19,552,997 shares at redemption value of approximately $10.13 and $10.10 as of March 31, 2019 and 2018, respectively	137,031,005	197,485,269
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding at March 31, 2019 or 2018	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,409,478 and 6,322,003 shares issued and outstanding (excluding 13,522,841 and 19,552,997 shares subject to possible redemption) at March 31, 2019 and 2018, respectively	641	632
Additional paid-in capital	3,901,718	4,549,828
Retained earnings	1,097,645	449,545

Total Stockholders’ Equity	5,000,004	5,000,005

Total Liabilities and Stockholders’ Equity	$152,577,706	$211,103,404

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2019	2018	2017
Operating costs	$2,460,342	$670,812	$324

Loss from operations	(2,460,342)	(670,812)	(324)
Interest income	3,881,672	1,558,909	—

Income (loss) before provision for income taxes	1,421,330	888,097	(324)
Provision for income taxes	(773,230)	(435,503)	—

Net income (loss)	$648,100	$452,594	$(324)

Weighted average shares outstanding(1):
Basic	6,241,016	6,208,603	5,175,000

Diluted	25,126,059	23,209,521	5,175,000

Basic and diluted net income (loss) per common share:
Basic	$0.10	$0.07	$(0.00)

Diluted	$0.03	$0.02	$(0.00)

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – March 31, 2016 (1)	5,175,000	$518	$24,482	$(2,725)	$22,275
Net loss	—	—	—	(324)	(324)

Balance – March 31, 2017 (1)	5,175,000	518	24,482	(3,049)	21,951
Sale of 20,700,000 Units, net of underwriting discount and offering expenses	20,700,000	2,070	194,688,659	—	194,690,729
Sale of 7,320,000 warrants	—	—	7,320,000	—	7,320,000
Common stock subject to redemption	(19,552,997)	(1,956)	(197,483,313)	—	(197,485,269)
Net income	—	—	—	452,594	452,594

Balance – March 31, 2018	6,322,003	632	4,549,828	449,545	5,000,005
Common stock subject to redemption	87,475	9	(648,110)	—	(648,101)
Net income	—	—	—	648,100	648,100

Balance – March 31, 2019	6,409,478	$641	$3,901,718	$1,097,645	$5,000,004

(1)	Gives effect to the May 11, 2017 stock dividend of approximately 0.20475 shares of common stock for each share then held, as well as related share forfeitures

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$648,100	$452,594	$(324)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,881,672)	(1,558,909)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	833	(42,083)	—
Accounts payable and accrued expenses	1,813,428	97,627	(1,000)
Income taxes payable	(376,280)	435,503	—

Net cash used in operating activities	(1,795,591)	(615,268)	(1,324)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	61,102,365	—	—
Investment of cash in Trust Account	—	(209,070,000)	—
Interest income released from Trust Account to pay taxes	1,352,722	125,986	—

Net cash provided by (used in) investing activities	62,455,087	(208,944,014)	—
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	203,400,000	—
Proceeds from sale of private placement warrants	—	7,320,000	—
Proceeds from promissory note – related party	—	200,000	150,000
Repayment of promissory note – related party	—	(350,000)	—
Redemptions of common stock	(61,102,365)	—	—
Payment of offering costs	—	(482,325)	(141,946)

Net cash provided by (used in) financing activities	(61,102,365)	210,087,675	8,054

Net Change in Cash	(442,869)	528,393	6,730
Cash – Beginning	558,398	30,005	23,275

Cash – Ending	$115,529	$558,398	$30,005

Supplemental cash flow information:
Cash paid for income taxes	$1,250,753	$—	$—

Non-Cash Investing and Financing Activities:
Contribution to Trust Account by Sponsor	$491,419	$—	$—

Change in value of common stock subject to possible redemption	$648,101	$469,407	$—

Deferred offering costs included in accrued offering costs	$—	$—	$69,000

Initial classification of common stock subject to possible redemption	$—	$197,015,862	$—

Offering costs charged to additional paid in capital	$—	$924,271	$—

Deferred underwriting fees charged to additional paid-in capital	$—	$7,785,000	$—

The accompanying notes are an integral part of the financial statements.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Modern Media Acquisition Corp. (the “Company,” “we,” “us” or “our”) was initially formed as a Delaware limited liability company on June 9, 2014 under the name of M Acquisition Company I LLC. On January 3, 2017, the Company converted from a limited liability company to a Delaware C Corporation and changed its name to Modern Media Acquisition Corp. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization or similar business combination with one or more businesses (a “Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, its search for a Business Combination and activities in connection with the proposed business combination with Akazoo Limited, a private company incorporated under the laws of Scotland (“Akazoo”) (see Note 6).

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Except as discussed below, the stockholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the completion of the Company’s Business Combination, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable), divided by the number of then-outstanding Public Shares. The per-share amount to be distributed to stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Company may proceed with a Business Combination if, upon the completion of such Business Combination, the Company would have net tangible assets of at least $5,000,001, the Company’s Sponsor consents to such Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. However, a greater net tangible asset or cash requirement may be contained in the agreement relating to the Company’s Business Combination. If a stockholder vote is not required by law or stock exchange listing requirement and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Charter”), undertake a redemption offer pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules and will file proxy materials with the SEC. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares held by them in favor of a Business Combination.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

The Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares they may acquire (i) in connection with the completion of a Business Combination, (ii) in connection with a stockholder vote to amend the Company’s Charter to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete a Business Combination within the Combination Deadline (as defined below), and (with respect to their Founder Shares only), (iii) if the Company fails to complete a Business Combination within the Combination Period and (iv) upon the Company’s liquidation (although the Initial Stockholders will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete a Business Combination within the Combination Deadline).

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to an aggregate of 20.0% or more of the shares sold in the Initial Public Offering without the Company’s consent. However, there will be no restriction on the Company’s stockholders’ ability to vote all of their Public Shares for or against a Business Combination.

Under the Company’s Charter, the Company had until November 17, 2018 (the “Initial Date”) to complete a Business Combination, or February 17, 2019 if the Company executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but had not completed a Business Combination by such date (the “Combination Period”). Effective October 31, 2018, the Company signed a non-binding letter of intent for a potential Business Combination. As a result, the Company had until February 17, 2019 to consummate a Business Combination. On February 8, 2019, the Company held a meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend (the “First Charter Amendment”) the Company’s Charter (the “Charter”) to extend the deadline to complete a Business Combination from February 17, 2019 to June 17, 2019 (see Note 5). In connection with the approval of the First Charter Amendment, and pursuant to the terms of the Charter, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s Common Stock. Following the completion of such redemptions, as of March 31, 2019, the Company had approximately $152.4 million in cash remaining in the Trust Account and 19,932,319 shares of common stock issued and outstanding.

On June 14, 2019, the Company held a meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend (the “Second Charter Amendment”) the Company’s Charter to extend the deadline to complete a Business Combination from June 17, 2019 to September 17, 2019 (the “Combination Deadline”) (see Note 5).

In connection with approval of the Second Charter Amendment, stockholders elected to redeem an aggregate of 13,350,654 shares of the Company’s Common Stock. Following the completion of such redemptions, approximately 6,581,665 shares of Common Stock will remain issued and outstanding, and approximately $14.7 million is expected to remain in the trust account. It is a condition to completion of the Company’s previously announced pending business combination with Akazoo that the Company have funds from the trust account and from any additional capital otherwise available in an amount at least equal to $60 million at the time of closing. The Company intends to obtain additional capital to supplement the amounts that will be available in the trust account from one or more financing arrangements that would be entered into concurrently with completion of the business combination.

If the Company does not consummate the pending transaction with Akazoo, or any other Business Combination, on or before the Combination Deadline, and that date is not otherwise extended by the Company’s stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account deposits (which interest shall be net of taxes payable and less up to $50,000 to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the Company’s public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the Combination Deadline and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.13 per share. In order to protect the amounts held in the Trust Account, the Company has entered into an agreement with the Sponsor (the “Indemnifier”), pursuant to which the Indemnifier has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account below a specified threshold. This liability does not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of its Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933 (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Indemnifier will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Indemnifier will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

Going Concern

As of March 31, 2019, the Company had approximately $116,000 in its operating bank account, approximately $3,962,000 of interest available to pay franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital deficit of approximately $2,305,000.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through September 17, 2019, the scheduled liquidation date of the Company. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 or 2018.

Investments held in Trust Account

At March 31, 2019 and 2018, the assets held in the Trust Account were held in investments.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and 2018, 13,522,841 and 19,552,997, respectively, shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of March 31, 2019 or 2018. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at March 31, 2018 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The adoption of the Tax Reform did not have a material impact on the Company’s financial statements.

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. At March 31, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. Shares of common stock subject to possible redemption at March 31, 2019 and 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering that are convertible into 2,070,000 shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Diluted net income (loss) per share for the years ended March 31, 2019 and 2018 includes the impact of 25,126,059 and 23,209,521 shares of common stock, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and 2018, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

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

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,700,000 Units at a purchase price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 2,700,000 Units. Each Unit consists of one share of the Company’s common stock, one right (“Public Right”) and one-half of one warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 7,320,000 Private Placement Warrants at $1.00 per warrant (for an aggregate purchase price of $7,320,000). Each Private Placement Warrant is exercisable to purchase one share of the Company’s common stock at $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. There are no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. If the Company does not complete a Business Combination by the Combination Deadline, the proceeds of the sale of the Private Placement Warrants will be used to fund the required redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

5. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2014, the Company was formed by MIHI LLC (“MIHI”), at which point MIHI paid an aggregate purchase price of $25,000, or approximately $250.00 per share, for its ownership interest in the Company. Prior to this initial investment, the Company had no assets, tangible or intangible. In January 2017, MIHI transferred its ownership interest in the Company, consisting of 100 shares of the Company’s common stock, to the Sponsor for no consideration. The per share price for the common stock was determined by dividing the amount initially contributed to the Company by the number of shares of common stock issued. On February 15, 2017, the Company completed a 71,875 to one stock split (the “Stock Split”) of its common stock and, as a result, 7,187,500 shares of the Company’s common stock were outstanding (the “Founder Shares”). The Sponsor subsequently sold certain of such shares to certain of the Company’s officers and/or directors, and thereafter, the Sponsor surrendered 2,875,000 Founder Shares to the Company for no consideration. On May 11, 2017, the Company declared and paid to its stockholders a stock dividend (the “Stock Dividend”) of approximately 0.20475 shares for each share then held. All of the stockholders other than the Sponsor surrendered to the Company for no consideration the shares of common stock received by them in the Stock Dividend. As a result thereof, the total number of Founder Shares outstanding increased from 4,312,500 to 5,175,000 and the number of Founder Shares held by the Sponsor increased from 4,212,500 to 5,075,000.

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

Promissory Note — Related Party

In connection with the Company’s special meeting of stockholders held on February 8, 2019, the Company’s Sponsor agreed to contribute to the Company as a loan $0.0333 for each Public Share that did not redeem in connection with the stockholder vote to approve the Charter Amendment for each month, or portion thereof, that is needed by the Company to complete a business combination from February 17, 2019 until the June 17, 2019 (the “Contribution”). The Contribution was conditional upon the approval of the Charter Amendment, which occurred on February 8, 2019. The Sponsor does not intend to make any additional contribution for any period after June 17, 2019.

On February 17, 2019, the Company executed and delivered to the Sponsor, a promissory note in the principal amount of up to $1,966,000 (the “Note”). The Note evidences the Company’s obligation to repay all loans to be made by the Sponsor pursuant to the Contribution, which aggregate amount will constitute the principal amount payable under the Note. The Note will not bear interest. The Sponsor may, at its option, convert each $1.00 outstanding of under the Note into one warrant to purchase a share of common stock of the Company on the same terms and conditions as the Private Placement Warrants. The Sponsor will have sole discretion to determine whether to continue making the Contribution for additional months until the Combination Deadline, and if the Sponsor determines not to continue making such advances, then its obligation to make the Contribution will terminate and the Company will dissolve and liquidate in accordance with the Charter. As of March 31, 2019, the Company had $491,419 outstanding under the Note.

Related Party Loans

In order to finance potential transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000 in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants with respect to exercise price, exercisability and exercise period, except as provided in the Company’s registration statement filed in connection with the Initial Public Offering. There were no Working Capital Loans outstanding as of March 31, 2019 or 2018.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

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

Akazoo Business Combination

On January 24, 2019, the Company, Akazoo, Apostolos N. Zervos (“Mr. Zervos”), acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Unlimited Music S.A., a Luxembourg public limited company (société anonyme) (“LuxCo”), and Modern Media LLC, a Georgia limited liability company acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Modern Media Acquisition Corp. S.A., a Luxembourg public limited company (société anonyme) (“PubCo”), entered into a Business Transaction Agreement (the “Business Transaction Agreement”, with the transactions contemplated therein referred to as the “Transactions”). Pursuant to the Business Transaction Agreement, the Company and Akazoo agreed, subject to the terms and conditions of the Business Transaction Agreement, to effect a combination of their respective businesses (the “Akazoo Business Combination”).

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

Subject to the terms of the Business Transaction Agreement and at the consummation of the Merger, each share of the Company’s common stock will convert into the right to receive one PubCo ordinary share, and each warrant to purchase the Company’s common stock (each, a “Company Warrant”) will convert into a warrant to purchase an equal number of PubCo ordinary shares (each, a “PubCo Warrant”) on the same terms as the Company warrants. Also, as a result of the transactions, the holders of the Company’s currently outstanding rights to purchase the Company’s common stock will receive, with respect to each right, 0.1 PubCo ordinary shares.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

Existing Akazoo shareholders will receive an aggregate number of PubCo ordinary shares equal to an assumed Akazoo enterprise value of $380 million (less any cash payment to them) divided by the per share redemption price applicable to any redemptions by public stockholders of the Company. The existing Akazoo shareholders prior to the Luxembourg Merger will receive a cash distribution of up to $20 million, in exchange for a portion of their shares, if and to the extent that cash available in the Company’s Trust Account, after the payment of transaction fees and expenses and any redemptions, exceeds $110 million.

Additionally, subject to the terms of the Business Transaction Agreement, as consideration for the cancellation of their LuxCo shares (“LuxCo Shares”) in exchange for PubCo ordinary shares in the Luxembourg Merger, (i) each issued and outstanding LuxCo Share will be cancelled, and (ii) each LuxCo shareholder will be entitled to receive its pro rata share of the Share Consideration (as defined in the Business Transaction Agreement). Also, each LuxCo shareholder will be entitled to receive its pro rata share of the Cash Payment (as defined in the Business Transaction Agreement) (if any) as a compensatory payment under Luxembourg law to be payable 10 calendar days after the closing date of the Luxembourg Merger.

The Business Transaction Agreement provides for customary conditions precedent to closing, including (i) approval by the Company’s stockholders of (A) the adoption of the Business Transaction Agreement and the transactions contemplated thereby pursuant to Section 251 of the DGCL, and (B) any other proposals the parties deem necessary or desirable to consummate the Akazoo Business Combination (collectively, the “Transaction Proposals”), in accordance with the rules and regulations of Nasdaq, the Company’s organizational documents and the DGCL, (ii) approval of the Transactions by the Akazoo shareholders in accordance with the laws of Scotland and Akazoo’s organizational documents, (iii) a registration statement on Form F-4 (or other appropriate form) pursuant to which the PubCo ordinary shares, PubCo Warrants and the PubCo ordinary shares issuable upon the exercise of such PubCo Warrants to be issued to the holders of Company Warrants pursuant to the Merger shall be registered for issuance under the Securities Act, having been declared effective by the SEC; (iv) the issuance of all necessary permits and authorizations under state securities or “blue sky” laws; (v) the funds contained in the Company’s Trust Account and any additional capital otherwise available to the Company being not less than $60,000,000; (vi) the PubCo ordinary shares having been approved for listing on Nasdaq and (vii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At March 31, 2019 and 2018, there were 6,409,478 and 6,322,003 shares of common stock issued and outstanding, respectively (excluding 13,522,841 and 19,552,997 shares, respectively, of common stock subject to possible redemption).

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

If the Company is unable to complete a Business Combination by the Combination Deadline and the Company liquidates the funds held in the Trust Account, holders of Public Rights will not receive any of such funds with respect to their Public Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Rights, and the Public Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Public Rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the Public Rights. Accordingly, the Public Rights may expire worthless.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

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

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	March 31, 2019	March 31, 2018
Deferred tax asset
Organizational costs/Startup expenses	$630,503	$155,752

Total deferred tax assets	630,503	155,752
Valuation allowance	(630,503)	(155,752)

Deferred tax asset, net of allowance	$—	$—

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

The income tax provision consists of the following:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Federal
Current	$773,230	$435,503
Deferred	(474,751)	(155,752)
Change in valuation allowance	474,751	155,752

Income tax provision	$773,230	$435,503

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended March 31, 2019 and 2018, the change in the valuation allowance was $474,751 and $155,752, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at March 31, 2019 and 2018 is as follows:

	Year Ended March 31,
	2019	2018
Statutory federal income tax rate	21.0%	31.5%
Change in valuation allowance	33.4%	17.5%

Income tax provision	54.4%	49.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended March 31, 2019 and 2018 remain open and subject to examination.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	March 31, 2018
Assets:
Investments held in Trust Account	1	$152,420,927	$210,502,923

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

MODERN MEDIA ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MARCH 31, 2019, 2018 AND 2017

On June 14, 2019, the Company held a meeting of the stockholders of the Company at which the stockholders approved, among other things, a the Second Charter Amendment. If the Company does not consummate the pending business combination with Akazoo, or any other business combination, on or before September 17, 2019, and that date is not otherwise extended by the Company’s stockholders, the Company would be required to distribute the proceeds held in trust to its stockholders in accordance with the Charter.

In connection with approval of the Second Charter Amendment, stockholders elected to redeem an aggregate of 13,350,654 shares of the Company’s Common Stock. Following the completion of such redemptions, approximately 6,581,665 shares of Common Stock will remain issued and outstanding, and approximately $14.7 million is expected to remain in the trust account. It is a condition to completion of the Company’s previously announced pending business combination with Akazoo that the Company have funds from the trust account and from any additional capital otherwise available in an amount at least equal to $60 million at the time of closing. The Company intends to obtain additional capital to supplement the amounts that will be available in the trust account from one or more financing arrangements that would be entered into concurrently with completion of the business combination.

Subsequent to March 31, 2019, the Sponsor made an additional aggregate Contribution of $1,474,257 to the Trust Account. As a result, the Company has a total of $1,965,676 outstanding under the Note.

In June 2019, the Sponsor advanced the Company an aggregate of $30,000 in Working Capital Loans to be used for working capital purposes. The advance is non-interest bearing and due on demand.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of such period such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time period specified in the rules and forms of the SEC, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s controls objectives. Management, including the principal executive officer and the principal financial officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A controls system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the controls system are met. There are inherent limitations in all controls systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the intentional acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any controls system, misstatements due to possible errors or fraud may occur and may not be detected.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal controls over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal controls over financial reporting at March 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Controls — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal controls over financial reporting at March 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive offers are as follows:

Name	Age	Title
Lewis W. Dickey, Jr.	57	President, Chief Executive Officer and Chairman
William Drewry	56	Chief Financial Officer
Adam Kagan	44	General Counsel and Assistant Secretary
Blair Faulstich	49	Director
George Brokaw	51	Director
John White	56	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. No such reports were required to be filed during the year ended March 31, 2019.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our form of Code of Ethics and our audit committee charter is filed with the SEC as exhibits to the Registration Statement related to the IPO. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge from us, upon written request to: 3414 Peachtree Road, Suite 480, Atlanta, GA 30326.

We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under law, and only present the opportunity to us if such other entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our Charter provides that we renounce our interest in any corporate opportunity offered to any of our officers and directors unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

•

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them. Additionally, our initial stockholders have entered into a letter agreement with us pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by September 17, 2019. However, if our initial stockholders or any of our officers, directors or affiliates acquire any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (i) one year after the completion of our initial business combination; and (ii) the date on which we complete a liquidation, merger, stock exchange or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants, and the common stock underlying such warrants, will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Due to the affiliation of our officers and certain of our directors with our sponsor and since our sponsor may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our Charter provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

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

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will be required to honor these obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Limitation on Liability and Indemnification of Officers and Directors

Our Charter provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law and any other applicable law, as it now exists or may in the future be amended (but, in the case of any such amendment, only to the extent that such amendment permits us to provide broader indemnification rights than such law permitted prior to such amendment). In addition, our Charter provides that to the full extent permitted by Delaware law and any other applicable law currently or hereinafter in effect, our directors will not be personally liable to us or our stockholders for breaches of their fiduciary duty as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification to be provided for in our Charter. Our Charter also permits us to maintain insurance on behalf of any officer, director, employee or agent for any expense, liability or loss arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2019 with respect to the beneficial ownership of our common stock held by:

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Modern Media Sponsor, LLC (1)	5,075,000	25.46%
MIHI LLC (2)	5,075,000	25.46%
Lewis W. Dickey, Jr. and Modern Media, LLC (3)	5,075,000	25.46%
Polar Asset Management Partners Inc. (4)	2,462,176	12.35%
Weiss Asset Management LP (5)	2,267,801	11.38%
Pictet Asset Management Ltd (6)	1,600,000	8.03%
William Drewry	15,000	*
Adam Kagan	10,000	*
Blair Faulstich	25,000	*
George Brokaw	25,000	*
John White	25,000	*
All directors and executive officers as a group (6 individuals)	5,175,000	25.96%

*	Less than one percent.

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

(4)

According to a Schedule 13G filed with the SEC on March 8, 2019, the shares of common stock are held by Polar Asset Management Partners Inc. (“Polar Asset”). Polar Asset serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”), with respect to the shares of common stock directly held by the Polar Vehicles. Polar Asset’s address is Moor House – Level 11, 120 London Wall, EC2Y 5ET London, United Kingdom.

(5)

According to a Schedule 13G filed with the SEC on December 28, 2018, jointly filed Weiss Asset Management LP (“WAM LP”), BIP GP, LLC (“BIP”), WAM GP LLC (“WAM GP”) and Andrew M. Weiss. Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). Each of the reporting persons disclaims beneficial ownership of the shares reported except to the extent of their respective pecuniary interests therein. The address for the reporting persons is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

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

The founder shares are identical to the public shares, except that the founder shares are subject to certain transfer restrictions and our initial stockholders have entered into a letter agreement with us pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their founder shares and any public shares they may acquire in connection with a stockholder vote to approve an amendment to our Charter that would affect the substance or timing of our obligation to redeem 100% of our public shares if we fail to complete our initial business combination by September 17, 2019 and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by September 17, 2019 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote all of their founder shares and any public shares they hold in favor of our initial business combination. Our other directors and officers have entered into letter agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them.

Effective on the IPO Closing Date, our sponsor purchased from us an aggregate of 7,320,000 private placement warrants at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of the IPO. Each private placement warrant is exercisable to purchase one share of our common stock at $11.50 per share, subject to certain adjustments. The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by the initial purchasers or their permitted transferees: (i) they are not redeemable by us; (ii) they (including the shares of common stock issuable upon exercise of these warrants) are not, subject to certain limited exceptions, transferable, assignable or salable until 30 days after the completion of our initial business combination; (iii) they may be exercised by the holders on a cashless basis; and (iv) they (including the shares of common stock issuable upon exercise of these warrants) have certain registration rights. If we do not complete our initial business combination by September 17, 2019, absent any other action by our stockholders to otherwise extend such date, the private placement warrants will expire worthless.

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

In addition, in connection with the Initial Extension, the our sponsor agreed to contribute to the Company as a loan $0.0333 for each Public Share that was not redeemed in connection with the stockholder vote to approve the Initial Extension for each month (commencing on February 17, 2019 and on the 17th day of each subsequent calendar month), or portion thereof (on a prorated basis), that is needed by the Company to complete a business combination from February 17, 2019 until June 17, 2019 (the “Contribution”). Each Contribution will be deposited in the trust account on or before the 27th day of each calendar month. The amount of the Contributions will not bear interest and will be repayable by the Company to the sponsor upon consummation of the Company’s initial business combination in cash; provided, however, that the sponsor may, at its option, convert each $1.00 outstanding of the Contribution into one warrant to purchase a share of common stock of the Company on the same terms and conditions as the warrants issued by the Company to the Sponsor in connection with the IPO. For the period through June 17, 2019, the sponsor had made aggregate Contributions of $1.97 million, and consequently the redemption amount per Public Share as of June 17, 2019 was approximately $10.49 per Public Share. The sponsor does not intend to make any additional Contribution for any period after June 17, 2019.

There were no working capital loans outstanding as of March 31, 2019 or 2018.

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

WithumSmith+Brown, PC is the independent registered public accounting firm that audited the Company’s financial statements for the years ended March 31, 2019, 2018 and 2017. Fees for professional services in 2019 and 2018 consisted of the following:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Audit Fees (1)	$84,785	$104,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	3,000
All Other Fees (4)	—	—

Total	$84,785	$107,000

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

(b)	Exhibits: The following exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Business Transaction Agreement, dated as of January 24, 2019, by and among Modern Media Acquisition Corp., Akazoo Limited, Apostolos N. Zervos, acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Unlimited Music S.A., which is in the process of incorporation as a Luxembourg public limited company (société anonyme), and Modern Media LLC, acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Modern Media Acquisition Corp. S.A., which is in the process of incorporation as a Luxembourg public limited company (société anonyme) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A, filed on January 25, 2019).*

3.1	Second Amended and Restated Certificate of Incorporation, dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

3.2	Amendment to the Second Amended and Restated Certificate of Incorporation of Modern Media Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2019).

3.3	Amended and Restated Bylaws, effective May 17, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), filed on May 5, 2017).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 as amended (File No. 333-216546), on May 5, 2017).

4.5	Warrant Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

4.6	Amendment No. 1, dated as of February 13, 2019, to the Warrant Agreement, dated as of May 17, 2017, by and between Modern Media Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2019).

4.7	First Amendment to Right Agreement, dated as of March 29, 2019, between Modern Media Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2019).

10.1	Letter Agreement, dated May 17, 2017, by and among the Company and its officers and directors and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 17, 2017).

10.2	Investment Management Trust Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.3	Registration Rights Agreement, dated as of May 17, 2017, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.4	Sponsor Warrant Purchase Agreement, dated as of May 17, 2017, between the Company and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.5	Expense Advancement Agreement, dated as of May 17, 2017, between the Company and Modern Media Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.6	Right of First Refusal Agreement, dated May 17, 2017, between the Company and Macquarie Capital (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.7	Right Agreement, dated as of May 17, 2017, between the Company and the Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.8	Consent Agreement, dated May 17, 2017, by and among the Company, MIHI LLC and Modern Media, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on May 17, 2017).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-216546), filed on March 24, 2017).

10.10	Voting Agreement, dated as of January 24, 2019, between the Company, Akazoo and certain shareholders of Akazoo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed on January 25, 2019).

10.11	Form of Shareholders’ Agreement, by and between PubCo and certain majority shareholders of PubCo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed on January 25, 2019).

10.12	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A, filed on January 25, 2019).

10.13	Amendment No. 1, dated as of February 13, 2019, to the Investment Management Trust Agreement, dated as of May 17, 2017, by and between Modern Media Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2019).

10.14	Promissory Note delivered to Modern Media Sponsor, LLC, dated as of February 17, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 1, 2019).

14.1	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-216546) filed on March 24, 2017).

31.1*	Certificate of Principal Executive Officer (Rule 13a-14a).

31.2*	Certificate of Principal Financial Officer (Rule 13a-14a).

32.1*	Certificate of Principal Executive Officer (Section 1350).

32.2*	Certificate of Principal Financial Officer (Section 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDIA ACQUISITION CORP.

Date: June 28, 2019	By:	/s/ Lewis W. Dickey, Jr.
Lewis W. Dickey, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lewis W. Dickey, Jr.	President, Chief Executive Officer, Chairman (Principal Executive Officer)	June 28, 2019
Lewis W. Dickey, Jr.

/s/ William Drewry	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2019
William Drewry

/s/ Blair Faulstich	Director	June 28, 2019
Blair Faulstich

/s/ George Brokaw	Director	June 28, 2019
George Brokaw

/s/ John White	Director	June 28, 2019
John White