Form 10-Q
period 2019-06-30
Modern Media Acquisition Corp.
filed 2019-08-09
CIK 1695098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of August 9, 2019, there were 6,581,665 shares of the registrant’s common stock, $.0001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MODERN MEDIA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$9,241	$115,529
Prepaid expenses and other current assets	61,642	41,250

Total Current Assets	70,883	156,779
Investment securities held in Trust Account	14,525,384	152,420,927

Total Assets	$14,596,267	$152,577,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,224,805	$1,911,055
Income taxes payable	245,421	59,223
Working capital loan	30,000	—
Promissory note – related party	1,965,675	491,419

Total Current Liabilities	4,465,901	2,461,697
Deferred underwriting fees	4,785,000	7,785,000
Deferred legal fees payable	300,000	300,000

Total Liabilities	9,550,901	10,546,697

Commitments and Contingencies (see note 3)
Common stock subject to possible redemption, $0.0001 par value; 4,433 and 13,522,841 shares at redemption value of approximately $10.23 as of June 30, 2019 and 10.13 as of March 31, 2019, respectively	45,364	137,031,005
Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued or outstanding as of June 30, 2019 or March 31, 2019	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,577,232 and 6,409,478 shares issued and outstanding (excluding 4,433 and 13,522,841 shares subject to possible redemption) as of June 30, 2019 and March 31, 2019, respectively	658	641
Additional paid-in capital	3,728,523	3,901,718
Retained earnings	1,270,821	1,097,645

Total Stockholders’ Equity	5,000,002	5,000,004

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,596,267	$152,577,706

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Operating costs	$510,846	$164,711

Loss from operations	(510,846)	(164,711)

Interest income	870,220	802,262

Income before provision for income taxes	359,374	637,551
Provision for income taxes	(186,198)	(158,054)

Net Income	$173,176	$479,497

Weighted average common shares outstanding:
Basic	6,411,321	6,321,481

Diluted	17,584,951	25,875,000

Basic and diluted net income per common share:
Basic	$0.03	$0.08

Diluted	$0.01	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – April 1, 2019	6,409,478	$641	$3,901,718	$1,097,645	$5,000,004
Change in value of common stock subject to possible redemption	167,754	17	(3,173,195)	—	(3,173,178)
Waiver of deferred underwriting fee	—	—	3,000,000	—	3,000,000
Net income	—	—	—	173,176	173,176

Balance – June 30, 2019	6,577,232	$658	$3,728,523	$1,270,821	$5,000,002

THREE MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – April 1, 2018	6,322,003	$632	$4,549,828	$449,545	$5,000,005
Change in value of common stock subject to possible redemption	(47,475)	(5)	(479,493)	—	(479,498)
Net income	—	—	—	479,497	479,497

Balance – June 30, 2018	6,274,528	$627	$4,070,335	$929,042	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

MODERN MEDIA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$173,176	$479,497
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(870,220)	(802,262)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,392)	(32,085)
Account payable and accrued expenses	313,750	29,008
Income taxes payable	186,198	158,054

Net cash used in operating activities	(217,488)	(167,788)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	140,158,819	—
Interest income released from Trust Account to pay taxes	81,200	50,624

Net cash provided by investing activities	140,240,019	50,624

Cash Flows from Financing Activities:
Redemption of common stock	(140,158,819)	—
Proceeds from advance from related party	30,000	—

Net cash used in financing activities	(140,128,819)	—

Net Change in Cash	(106,288)	(117,164)
Cash – Beginning	115,529	558,398

Cash – Ending	$9,241	$441,234

Non-Cash Investing and Financing Activities:
Change in value of common stock subject to possible redemption	$137,076,369	$479,498

Waiver of a portion of deferred underwriting fee	$3,000,000	$—

Contribution to Trust Account by Sponsor	$1,474,256	$—

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

All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, its search for a Business Combination and activities in connection with the proposed business combination with Akazoo Limited, a private company incorporated under the laws of Scotland (“Akazoo”) (see Note 6).

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Under the Company’s Charter, the Company had until November 17, 2018 (the “Initial Date”) to complete a Business Combination, or February 17, 2019 if the Company executed a letter of intent, agreement in principle or definitive agreement for a Business Combination by the Initial Date but had not completed a Business Combination by such date (the “Combination Period”). Effective October 31, 2018, the Company signed a non-binding letter of intent for a potential Business Combination. As a result, the Company had until February 17, 2019 to consummate a Business Combination. On February 8, 2019, the Company held a meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend (the “First Charter Amendment”) the Company’s Charter (the “Charter”) to extend the deadline to complete a Business Combination from February 17, 2019 to June 17, 2019 (see Note 5). In connection with the approval of the First Charter Amendment, and pursuant to the terms of the Charter, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s Common Stock. Following the completion of such redemptions, the Company had 19,932,319 shares of common stock issued and outstanding.

On June 14, 2019, the Company held a meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend (the “Second Charter Amendment”) the Company’s Charter to extend the deadline to complete a Business Combination from June 17, 2019 to September 17, 2019 (the “Combination Deadline”). In connection with approval of the Second Charter Amendment, stockholders elected to redeem an aggregate of 13,350,654 shares of the Company’s Common Stock. Giving effect to the completion of such redemptions (which were paid on July 1, 2019), as of June 30, 2019, the Company had approximately $14.5 million in cash remaining in the Trust Account and 6,581,665 shares of common stock issued and outstanding.

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

The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the Combination Deadline and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.23 at June 30, 2019 per share. In order to protect the amounts held in the Trust Account, the Company has entered into an agreement with the Sponsor (the “Indemnifier”), pursuant to which the Indemnifier has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

to the Company, or a prospective target business with which the Company has discussed entering into a Business Combination, reduce the amount of funds in the Trust Account below a specified threshold. This liability does not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of its Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933 (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Indemnifier will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Indemnifier will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of June 30, 2019, the Company had approximately $9,000 in its operating bank account, approximately $131,000 of interest available to pay franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and a working capital deficit of approximately $4,395,000.

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

In order to finance transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000, to be provided in the event that funds held outside of the Trust Account are insufficient to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements prior to a Business Combination and (ii) the Sponsor, one or more affiliates of the Sponsor or certain of the Company’s officers or directors may, but are not obligated to, loan the Company any additional funds as may be required. If the Company completes a Business Combination, the Company would repay such loaned amounts. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay any such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into working capital loan warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The working capital loan warrants will be identical to the Private Placement Warrants issued to the Sponsor. Other than as set forth above, the terms of such loans by the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers or directors, if any, as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account. As of June 30, 2019, there was $30,000 of borrowings outstanding under the working capital loans.

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 28, 2019, which contains the Company’s audited financial statements and notes thereto. The financial information as of March 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The interim results for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending March 31, 2020 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and March 31, 2019.

Investments held in Trust Account

At June 30, 2019 and March 31, 2019, the assets held in the Trust Account were held in investments.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June and 30, 2019 and March 31, 2019, 4,433 and 13,522,841, respectively, shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Offering costs

Offering costs consist principally of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering. Offering costs of $12,309,271 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and March 31, 2019, the Company had a deferred tax asset of approximately $738,000 and $631,000, respectively, which had a full valuation allowance recorded against it of approximately $738,000 and $631,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended June 30, 2019 and 2018, the Company recorded income tax expense of approximately $186,000 and $158,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was approximately 52% and 25%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest or penalties as of June 30, 2019 or March 31, 2019. The Company is not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per common share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2019 and 2018 have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 17,670,000 shares of common stock and (2) rights sold in the Initial Public Offering that are convertible into 2,070,000 shares of common stock, in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Diluted net income per share for three months ended June 30, 2019 and 2018 includes the impact of 17,584,951 and 25,875,000 shares of common stock, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and 2018, the Company had not experienced losses on this account, and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Promissory Note — Related Party

In connection with the Company’s special meeting of stockholders held on February 8, 2019, the Sponsor agreed to contribute to the Company as a loan $0.0333 for each Public Share that did not redeem in connection with the stockholder vote to approve the Charter Amendment for each month, or portion thereof, that is needed by the Company to complete a Business Combination from February 17, 2019 until the June 17, 2019 (the “Contribution”). The Contribution was conditional upon the approval of the Charter Amendment, which occurred on February 8, 2019. The Sponsor has not made, and does not intend to make, any additional contribution for any period after June 17, 2019.

On February 17, 2019, the Company executed and delivered to the Sponsor, a promissory note in the principal amount of up to $1,966,000 (the “Note”). The Note evidences the Company’s obligation to repay all loans to be made by the Sponsor pursuant to the Contribution, which aggregate amount will constitute the principal amount payable under the Note. The Note will not bear interest. The Sponsor may, at its option, convert each $1.00 outstanding under the Note into one warrant to purchase a share of common stock of the Company on the same terms and conditions as the Private Placement Warrants. As of June 30, 2019, the Company had $1,965,675 outstanding under the Note.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Related Party Loans

In order to finance potential transaction costs in connection with a Business Combination, (i) the Sponsor has committed to loan the Company up to an aggregate of $500,000 in the event that funds held outside of the Trust Account are insufficient to fund expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to a Business Combination and (ii) the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company any additional funds as may be required (“Working Capital Loans”), which will be repaid only upon the completion of a Business Combination. If the Company does not complete a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Loans; however, no proceeds from the Trust Account may be used for such repayment. Up to $1,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants with respect to exercise price, exercisability and exercise period, except as provided in the Company’s registration statement filed in connection with the Initial Public Offering. As of June 30, 2019, the Company had $30,000 outstanding under the Working Capital Loans.

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

In connection with the pending business combination with Akazoo, the underwriters have waived their right to receive $3,000,000 of their deferred fee which had been held in the Trust Account. Accordingly, as of June 30, 2019, the underwriters are now entitled to receive up to an aggregate amount of $4,785,000 of deferred fees. The Company recorded the waiver of the deferred fee as a credit to additional paid in capital in the accompanying statement of stockholders’ equity.

Right of First Refusal

The Company granted Macquarie Capital (USA) Inc., an affiliate of the Sponsor and an underwriter of the Initial Public Offering, a right of first refusal for a specified period from the closing date of the Initial Public Offering to provide to the Company certain financial advisory, underwriting, capital raising, and other services for which they may receive fees. The actual amount of fees to be paid will vary significantly based on the size of any transaction and the extent to which other investment banks are involved.

Deferred Legal Fees

The Company is obligated to pay deferred legal fees of $300,000 upon the consummation of a Business Combination for services performed in connection with the Initial Public Offering. If no Business Combination is consummated, the Company will not be obligated to pay such fees.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Akazoo Business Combination

On January 24, 2019, the Company, Akazoo, Apostolos N. Zervos (“Mr. Zervos”), acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Unlimited Music S.A., a Luxembourg public limited company ( société anonyme ) (“LuxCo”), and Modern Media LLC, a Georgia limited liability company acting in accordance with article 100-17 of the Luxembourg Company Act, on behalf and in the name of Modern Media Acquisition Corp. S.A., a Luxembourg public limited company ( société anonyme ) (“PubCo”), entered into a Business Transaction Agreement (the “Business Transaction Agreement”, with the transactions contemplated therein referred to as the “Transactions”). Pursuant to the Business Transaction Agreement, the Company and Akazoo agreed, subject to the terms and conditions of the Business Transaction Agreement, to effect a combination of their respective businesses (the “Akazoo Business Combination”). As described below in Note 9, Subsequent Events, on July 29, 2019, the Company, PubCo, Unlimited Music S.A., Akazoo and Macquarie Capital (USA) Inc. (solely for purposes of Section 13 to the agreement discussed below), entered into a Letter Agreement (the “Letter Agreement”) that, among other things, amended certain provisions of the Business Transaction Agreement to provide for the contemplated PIPE Financing (as defined below), which is expected to close immediately after the consummation of the Business Combination. The description of the Business Transaction Agreement below gives effect to the Letter Agreement.

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

Additionally, subject to the terms of the Business Transaction Agreement, as consideration for the cancellation of their LuxCo Shares in exchange for PubCo ordinary shares in the Luxembourg Merger, (i) each issued and outstanding LuxCo Share will be cancelled, and (ii) each LuxCo shareholder will be entitled to receive its pro rata share of the Share Consideration (as defined in the Business Transaction Agreement).

The Business Transaction Agreement provides for customary conditions precedent to closing, including (i) approval by the Company’s stockholders of (A) the adoption of the Business Transaction Agreement and the transactions contemplated thereby pursuant to Section 251 of the DGCL, and (B) any other proposals the parties deem necessary or desirable to consummate the Akazoo Business Combination (collectively, the “Transaction Proposals”), in accordance with the rules and regulations of Nasdaq, the Company’s organizational documents and the DGCL, (ii) approval of the Transactions by the Akazoo shareholders in accordance with the laws of Scotland and Akazoo’s organizational documents, (iii) a registration statement on Form F-4 (or other appropriate form) pursuant to which the PubCo ordinary shares, PubCo Warrants and the PubCo ordinary shares issuable upon the exercise of such PubCo Warrants to be issued to the holders of Company Warrants pursuant to the Merger shall be registered for issuance under the Securities Act, having been declared effective by the SEC; (iv) the issuance of all necessary permits and authorizations under state securities or “blue sky” laws; (v) the funds contained in the Company’s Trust Account and any additional capital otherwise available to the Company being not less than $53,000,000; (vi) the PubCo ordinary shares having been approved for listing on Nasdaq and (vii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

As discussed above, the consummation of the Business Combination is conditioned upon there being not less than $53 million available between MMAC’s trust account and any additional capital otherwise available to MMAC at the time of consummation of the Business Combination, although such condition may be waived by Akazoo. As of June 30, 2019, MMAC had approximately $14.7 million in cash in its trust account. Given the amount currently in MMAC’s trust account, PubCo is in the process of securing binding commitments to purchase PubCo units, comprised of PubCo equity securities, in a private placement offering on terms agreed to by the parties to the Business Transaction Agreement (such private placement offering, the “PIPE Financing”). The parties anticipate that proceeds from the PIPE Financing, together with cash available in MMAC’s trust account, would provide PubCo with at least an aggregate of $53 million of available cash after consummation of the Business Combination and the offering, before payment of any fees and expenses. There is no guarantee that the PIPE Financing will be successful or that the other closing conditions under the Business Transaction Agreement will be satisfied or waived before September 17, 2019, the date on which MMAC must begin to liquidate its trust account pursuant to the Charter.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2019 and March 31, 2019, there were no shares of preferred stock issued or outstanding.

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote on each matter per share of common stock they hold. At June 30, 2019 and March 31, 2019, there were 6,577,232 and 6,409,478 shares of common stock issued and outstanding, respectively (excluding 4,433 and 13,522,841 shares, respectively, of common stock subject to possible redemption).

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

MODERN MEDIA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	March 31, 2019
Assets:
Investments held in Trust Account	1	$14,525,384	$152,420,927

9. SUBSEQUENT EVENTS

On July 29, 2019, the Company, PubCo, Unlimited Music S.A., Akazoo and Macquarie Capital (USA) Inc. (solely for purposes of Section 13 to the agreement discussed below), entered into a Letter Agreement (the “Letter Agreement”) that, among other things, amended certain provisions of the Business Transaction Agreement to provide for the contemplated PIPE Financing (as defined below), which is expected to close immediately after the consummation of the Business Combination.

Pursuant to the Letter Agreement, the Business Transaction Agreement was amended to provide that consummation of the Business Combination is conditioned upon there being not less than $53 million of available cash between the Company’s trust account and any additional capital otherwise available to the Company at the time of consummation of the Business Combination, although such condition may be waived by Akazoo. Given the amount currently in the Company’s trust account, the Letter Agreement provides that, if received prior to August 16, 2019, any binding commitments to purchase PubCo Ordinary Shares (as defined below) in a private placement offering on terms agreed to by the parties to the Business Transaction Agreement (such private placement offering, the “PIPE Financing”) will be deemed additional capital otherwise available to the Company.

The Letter Agreement also provides that, upon consummation of the Business Combination, Modern Media Sponsor LLC will forfeit 2.6 million PubCo Ordinary Shares and will forfeit 7.32 million warrants to purchase PubCo Ordinary Shares (“PubCo Warrants”) upon consummation of the PIPE Financing; provided, that if gross proceeds from the PIPE Financing are such that PubCo will have an aggregate of $60 million of available cash after consummation of the Business Combination and PIPE Financing, instead of the 2.6 million PubCo Ordinary Shares originally agreed to be forfeited in the Letter Agreement, the sponsor would forfeit 2.35 million PubCo Ordinary Shares and, if PubCo will have an aggregate of $70 million of available cash after consummation of the Business Combination and PIPE Financing, instead of the 2.6 million PubCo Ordinary Shares originally agreed to be forfeited in the Letter Agreement, the sponsor would forfeit 2.1 million PubCo Ordinary Shares.

The Letter Agreement also provides that, upon consummation of the Business Combination, amounts owed by the Company to certain creditors will be converted into PubCo Ordinary Shares and that the amount of expenses payable by the Company contemplated in the Business Transaction Agreement will be modified on a sliding scale, depending on the amount of available cash that the Company has upon consummation of the Business Combination and PIPE Financing. In addition, the Letter Agreement provides that, depending on the amount of available cash that the Company has upon consummation of the Business Combination and PIPE Financing, certain PubCo Ordinary Shares sold in the PIPE Financing may include PubCo Ordinary Shares held by former shareholders of Akazoo. Furthermore, the Letter Agreement provides that a certain number of PubCo Warrants will be issued for no additional consideration to holders of PubCo Ordinary Shares that previously held Akazoo equity, equal to the difference between the total amount of PubCo Warrants forfeited by the sponsor and the total amount of PubCo Warrants issued to investors in the PIPE Financing as an incentive to participate in the PIPE Financing, subject to a minimum issuance of PubCo Warrants which decreases as the amount raised in the PIPE Financing increases.

The Letter Agreement also provides PubCo with the ability to offer, for no additional consideration and as an incentive to certain investors purchasing PubCo Ordinary Shares in the PIPE Financing, up to an aggregate number of PubCo Ordinary Shares and PubCo Warrants corresponding to the number of PubCo Ordinary Shares and PubCo Warrants forfeited by the sponsor as described above.

The Letter Agreement also amends the form of Shareholders’ Agreement between PubCo and certain significant shareholders of PubCo, to be entered into upon consummation of the Business Combination. As amended, the form of Shareholders’ Agreement provides that (i) the rights of MIHI LLC and Modern Media Sponsor LLC to designate an observer to the PubCo Board of Directors will terminate upon expiration of those shareholders’ respective lock-up periods under their separate lock-up agreements to be entered into upon consummation of the Business Combination and (ii) after execution of the Shareholders’ Agreement, Mr. Lewis W. Dickey, Jr. will serve as the non-executive chairman of the PubCo Board of Directors for a period of one year and will serve as a member of the PubCo Board of Directors for a period of three years, receiving an annual fee of $330,000 in each of the three years he serves on the PubCo Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes related thereto contained elsewhere herein, and with our audited financial statements and the notes related thereto which are included in our Annual Report on Form 10-K for the year ended March 31, 2019.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our expected financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended March 31, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”). Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

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

On January 24, 2019, we entered into the Business Transaction Agreement by and among the Company, Akazoo, Mr. Zervos, LuxCo and PubCo.

On February 8, 2019, we held a meeting of our stockholders at which the stockholders approved, among other things, an amendment (the “First Charter Amendment”) to our Charter to extend the deadline to complete a Business Combination from February 17, 2019 to June 17, 2019. In connection with the First Charter Amendment, the Sponsor agreed to provide the Contribution, in the form of a loan. In connection with the approval of the First Charter Amendment, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s common stock. Following the completion of such redemptions, the Company had 19,932,319 shares of common stock issued and outstanding.

On June 14, 2019, the Company held a special meeting of the stockholders at which the stockholders approved, among other things, a proposal to amend (the “Second Charter Amendment”) the Company’s Charter to extend the deadline to complete a Business Combination from June 17, 2019 to September 17, 2019 (the “Combination Deadline”). In connection with the approval of the Second Charter Amendment, stockholders elected to redeem an aggregate of 13,350,654 shares of the Company’s common stock. Following the completion of such redemptions, as of June 30, 2019, the Company had approximately $14.5 million in cash remaining in the trust account and 6,581,665 shares of common stock issued and outstanding. The Company intends to obtain additional capital to supplement the amounts that will be available in the trust account from one or more financing arrangements that would be entered into concurrently with completion of the Akazoo Business Combination.

If the Company does not consummate the pending Akazoo Business Combination, or any other business combination, on or before the Combination Deadline, and that date is not otherwise extended by the Company’s stockholders, the Company would be required to distribute the proceeds held in trust to its stockholders in accordance with the Charter.

Results of Operations

As of June 30, 2019, we had neither engaged in any operations nor generated any revenues. We will not generate any operating revenues until after completion of our initial business combination. We will continue to generate non-operating income in the form of interest income on marketable securities held in the trust account.

For the three months ended June 30, 2019, we had net income of $173,176, which consisted of interest income on marketable securities held in the trust account of $870,220, offset by operating costs of $510,846, and a provision for income taxes of $186,198.

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

Liquidity and Capital Resources

As of June 30, 2019, we had investments held in the Trust Account of $14,525,384 (including approximately $131,000 of interest income) consisting of money market funds. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $50,000 of any dissolution expenses. Through June 30, 2019, we had withdrawn approximately $1,560,000 of interest earned on the trust account balance for taxes, of which approximately $81,000 was withdrawn during the three months ended June 30, 2019. In connection with the approval of the First Charter Amendment in February 2019, and pursuant to the terms of the Charter, stockholders elected to redeem an aggregate of 5,942,681 shares of the Company’s Common Stock. On June 14, 2019, the Second Charter Amendment was approved and stockholders elected to redeem an aggregate of 13,350,654 shares of the Company’s Common Stock. Following the completion of such redemptions, as of June 30, 2019, the Company had approximately $14.5 million in cash remaining in the trust account and 6,581,665 shares of common stock issued and outstanding.

In connection with the pending business combination with Akazoo, the underwriters have waived their right to receive $3,000,000 of their deferred fee which had been held in the trust account. Accordingly, as of June 30, 2019, the underwriters are now entitled to receive up to an aggregate amount of $4,785,000 of deferred fees.

For the three months ended June 30, 2019, cash used in operating activities was $217,488. Net income of $173,176 was offset by interest earned on marketable securities held in the trust account of $870,220, which is excluded from operations. Changes in operating assets and liabilities provided $479,556 of cash from operating activities.

For the three months ended June 30, 2018, cash used in operating activities was $167,788. Net income of $479,497 was impacted by interest earned on cash and marketable securities held in the trust account of $802,262, which is excluded from operations. Changes in operating assets and liabilities provided $154,977 of cash from operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable), excluding the deferred underwriting commissions, to complete our initial business combination. Prior thereto, we may withdraw interest from the trust account only to pay taxes. Through June 30, 2019, we had withdrawn approximately $1,560,000 of interest earned on the trust account balance for taxes, of which $81,200 was withdrawn during the three months ended June 30, 2019. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. We expect the interest earned on the amounts in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. The Company intends to obtain additional capital to supplement the amounts that will be available in the trust account from one or more financing arrangements that would be entered into concurrently with the completion of the Akazoo Business Combination.

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

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event the Company does not complete an initial business combination by September 17, 2019 and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including the trust account assets) will be only $10.23 at June 30, 2019.

Going Concern

As of June 30, 2019, we had approximately $9,000 in our operating bank account, approximately $131,000 of interest available to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses) and working capital deficit of approximately $4,395,000.

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

In order to finance transaction costs in connection with an intended initial business combination, (i) our sponsor has committed to loan us up to an aggregate of $500,000, to be provided to us in the event that funds held outside of the trust account are insufficient to fund our expenses relating to investigating and selecting a target business and other working capital requirements prior to our initial business combination and (ii) our sponsor, one or more affiliates of our sponsor or certain of our officers or directors may, but are not obligated to, loan us any additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay any such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into working capital loan warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The working capital loan warrants will be identical to the private placement warrants issued to our sponsor, including as to exercise price, exercisability and exercise period except that, (i) such warrants would not be exercisable more than five years from the closing date of the Initial Public Offering and (ii) pursuant to FINRA Rule 5110(g)(1), such warrants, and the shares of common stock issuable upon exercise of such warrants, shall be subject to certain additional restrictions on transfer. Other than as set forth above, the terms of such loans by our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or certain of our officers or directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. As of June 30, 2019, there was $30,000 outstanding of borrowings under the working capital loans.

However, the Company intends to obtain additional capital from the PIPE Financing to supplement the amounts that will be available in the trust account in order to satisfy the closing condition in the Business Transaction Agreement that the Company have at least $53 million of available cash at the time of the Akazoo Business Combination.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

In connection with the pending business combination with Akazoo, the underwriters have waived their right to receive $3,000,000 of their deferred fee which had been held in the trust account. Accordingly, as of June 30, 2019, the underwriters are now entitled to receive up to an aggregate amount of $4,785,000 of deferred fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities through June 30, 2019 consisted solely of organizational activities, preparation activities relating to our Initial Public Offering and reviews of opportunities to enter into an initial business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

Please refer to Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2019 for information regarding known material risks that could affect our business, results of operations, financial condition and liquidity. These known risks have not changed materially. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

31.1	Certificate of the Principal Executive Officer (Rule 13a-14a)

31.2	Certificate of the Principal Financial Officer (Rule 13a-14a)

32.1	Certificate of Principal Executive Officer (Section 1350)

32.2	Certificate of Principal Financial Officer (Section 135 0)

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN MEDIA ACQUISITION CORP.

August 9, 2019	By:	/s/ Lewis W. Dickey, Jr.
		Name:	Lewis W. Dickey, Jr.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

August 9, 2019	By:	/s/ William Drewry
		Name:	William Drewry
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)